Form 10-Q
period 2013-09-30
Yummy Flies, Inc.
filed 2013-11-14
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2013

Commission File Number 000-54888

YUMMY FLIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8496798
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1848 South Lamar Ct.
Lakewood, CO 80232
 (Address of principal executive offices) (Zip Code)

(303) 619-2503
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 13, 2013, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3
	Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from December 26, 2005 (inception) Through September 30, 2013	4
	Unaudited Statements of Cash Flows for the for the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from December 26, 2005 (inception) Through September 30, 2013	5
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.
(A Development Stage Company)
Balance Sheets
	Unaudited
	September 30,	December 31,
	2013	2012
ASSETS

Current Assets

Cash in bank	$998	$454
Inventory	616	238

TOTAL CURRENT ASSETS	1,614	692

Property & Equipment

Equipment (net of Accumulated Depreciation $2,593, $2,558, $2,299 and $2,039 respectively)	-	35

TOTAL ASSETS	$1,614	$727

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Advances From Shareholders	$15,448	$9,452
Accounts Payable	12,533	12,533

TOTAL CURRENT LIABILITIES	27,981	21,985

TOTAL LIABILITIES	27,981	21,985

Stockholders' Equity
Common Stock (par value $.001; Authorized 100,000,000 shares;
issued and outstanding 10,278,000)	10,278	10,278
Capital Paid in Excess of Par	32,447	32,447
Defecit Accumulated During the Development Stage	(69,092)	(63,983)

TOTAL STOCKHOLDERS' EQUITY	(26,367)	(21,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,614	$727

The accompanying notes are an integral part of these financial statements.

Yummy Flies, Inc.
(A Development Stage Company)
Statements of Operations

	Unaudited	Unaudited
	3 Months Ended	3 Months Ended
	September 30,	September 30,
	2013	2012

REVENUES - Sales	$236	$-

COST OF GOODS SOLD	99	-

Gross Profit	137	-

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting	3,250	750
Depreciation	-	130
General and administrative	1,118	1,530
Legal	-	-
Writeoffs - Inventory	-	-
Total General and Administrative Expenses	$4,368	$2,410

(Loss) from operations	(4,231)	(2,410)

Other income (expense)	-	-

Net (loss)	$(4,231)	$(2,410)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)

Common Shares Outstanding	10,278,000	10,278,000

The accompanying notes are an integral part of these financial statements.

Yummy Flies, Inc.
(A Development Stage Company)
Statements of Operations

			Unaudited
	Unaudited	Unaudited	December 26,
	9 Months Ended	9 Months Ended	2005 (inception) through
	September 30,	September 30,	September 30,
	2013	2012	2013

REVENUES - Sales	$658	$-	$2,489

COST OF GOODS SOLD	99	-	901

Gross Profit	559	-	1,588

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting	3,850	3,250	20,495
Depreciation	35	389	2,593
General and administrative	1,783	1,629	10,558
Legal	-	-	27,561
Writeoffs - Inventory	-	-	9,473
Total General and Administrative Expenses	$5,668	$5,268	$70,680

(Loss) from operations	(5,109)	(5,268)	(69,092)

Other income (expense)	-	-	-

Net (loss)	$(5,109)	$(5,268)	$(69,092)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)

Common Shares Outstanding	10,278,000	10,278,000

The accompanying notes are an integral part of these financial statements.

Yummy Flies, Inc.
(A Development Stage Company)
Statements of Cash Flows
			Unaudited
			December 26,
	Unaudited	Unaudited	2005 (inception)
	9 Months Ended	9 Months Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Net (loss)	$(5,109)	$(5,268)	$(69,092)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Issuance of stock for services	-	-	975
Depreciation expense	35	389	2,593
Inventory decrease (increase)	(378)	(239)	(616)
Increase (decrease) in current liabilities	-	-	12,533

Net cash (used) in operation activities	(5,452)	(5,118)	(53,607)

Cash flows from investing activities
Purchase equipment (increase)	-	-	(2,593)

Net cash provided by investing activities	-	-	(2,593)

Cash flows from financing activities
Advances from shareholder - borrowings	5,996	1,500	18,758
Advances from shareholder - payments			(3,310)
Issuance of common stock		-	1,503
Capital paid in excess of par	-	-	40,247

Net cash provided by financing activities	5,996	1,500	57,198

Net increase in cash	544	(3,618)	998

Cash at beginning of period	454	4,102	-

Cash at end of period	$998	$484	$998

Supplemental information:
Non-cash issuance of common stock	$-	$-	$-
Issuance of common stock for debt retirement	$-	$-	$3,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Yummy Flies.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011
And the unaudited interim period ended June 30, 2013

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummy Flies.com, Inc. (the “Company”), was incorporated in the State of Colorado on December 26, 2005. The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD’s. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

DEPRECIATION AND AMORITIZATION

Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated economic lives ranging from 5 to 7 years.  Depreciation is computed using the straight-line method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first-out method).

Yummy Flies.com, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2013

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at December 31, 2012, 2011 and September 30, 2013.

REVENUE RECOGNITION

The Company produces custom flies and instructional DVD’s related to sport and recreational fishing. The revenue is recognized when a sale is made to a customer and the goods are delivered by the Company.

Note 2 – Basis of Presentation

In the course of its life the Company has had losses from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management filed a Limited Offering Registration with the State of Colorado to acquire capital.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Unaudited Financial Information

The unaudited financial information included for the three and nine month interim periods ended September 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim periods ended September 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

Yummy Flies.com, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2013

Note 4 – Capital Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized. On September 20, 2010 the Company authorized a 9 to 1 forward stock split making the outstanding amount of common stock 10,278,000 shares.  All references to the Company’s issued and outstanding shares of common stock herein are on a post forward split basis.  Through December 31, 2012, the Company issued a total of 10,278,000 shares.

On January 2007 the Company issued 8,775,000 shares (975,000 shares pre forward split) of $.001 par value common stock for services valued at $975 or $.001 per share.

On March 2007 the Company issued 513,000 shares 57,000 shares pre-forward split) of $.001 par value common stock for $14,250 in cash or $0.25 per share.

On April 2007 the Company issued 414,000 shares (46,000 shares pre-forward split) of $.001 par value common stock for $11,500 in cash or $0.25 per share.

On May 2007 the Company issued 36,000 shares (4,000 shares pre forward split) of $.001 par value common stock for $1,000 in cash or $0.25 per share.

On December 2007 the Company issued 126,000 shares (14,000 shares pre forward split) of $.001 par value common stock for the conversion of $3,500 in notes payable at $0.25 per share.

On April 2008 the Company issued 351,000 shares (39,000 shares pre forward split) of $.001 par value common stock for $9,750 in cash or $0.25 per share.

On May 2008 the Company issued 9,000 shares (1,000 shares pre forward split) of $.001 par value common stock for $250 in cash or $0.25 per share.

On June 2008 the Company issued 18,000 shares (2,000 shares pre forward split) of $.001 par value common stock for $500 in cash or $0.25 per share.

On August 2008 the Company issued 36,000 shares (4,000 shares pre forward split) of $.001 par value common stock for $1,000 in cash or $0.25 per share.

The Company has declared no other dividends through September 30, 2013.

Yummy Flies.com, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2013

Note 5 -  Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $15,448 and $9,452 for September 30, 2013 and December 31, 2012, respectfully.

Note 6 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Form S-1 registration statement as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Yummy Flies, Inc., (“we,” “our” or the “Company”) was incorporated on December 26, 2005, in the State of Colorado under the name “Yummieflies.com Inc.”  In March 2010 we filed an amendment to our Articles of Incorporation changing our name to “Yummy Flies, Inc.”  In September 2010, we engaged in a forward split of our issued and outstanding Common Stock whereby nine (9) shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  All references to our issued and outstanding Common Stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Since inception our business has been to establish an on-line fly fishing company, specializing in marketing trout flies.  We also plan to market a series of fly tying DVD’s.  Our principal marketing efforts are directed to the post-war “Baby Boomers.”

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the nine months ended September 30, 2013 and 2012

During the nine month period ended September 30, 2013, we generated $658 in revenue and incurred $99 is cost of goods sold.  Our cost of goods sold during this period as a percentage of revenues was less than in prior periods because a significant portion of sales were made out of existing inventory of ties.  We had no revenue or cost of goods sold during the comparable period in 2012.  Total operating expenses, which included general and administrative expenses incurred during the nine-months ended September 30, 2013 were $5,668, compared to $5,268 during the similar period in 2012, an increase of $400.  This increase was as a result of increased accounting fees.

As a result, we incurred a net loss of $5,109 ($0.00 per share) during our nine-month period ended September 30, 2013, compared to a net loss of $5,268 ($0.00 per share).during the nine-month period ended September 30, 2012.

Comparison of Results of Operations for the three months ended September 30, 2013 and 2012

During the three months ended September 30, 2013 we generated revenues of $236 and had cost of goods sold of $99.  We did not generate any revenues during the three months ended September 30, 2012.

General and administrative expense during the three months ended September 30, 2013 were $4,368, compared to $2,410 during the three months ended September 30, 2012, an increase of $1,958.  This increase was as a result of increased accounting fees associated with our registration statement previously filed with the SEC.

As a result, we incurred a net loss of $4,231 during the three months ended September 30, 2013 ($0.00 per share) compared to a net loss of $2,410 during the three months ended September 30, 2012.

Because we have generated nominal revenues, following is our Plan of Operation.

Plan of Operation

We are currently marketing a series of fly fishing flies under the titles of “Yummy Tandem Flies,” “Natural Selection” and “Canyon Magic.” We attempt to create our flies with a degree of realism.  Specifically, most flies are tied with thread, dubbing and feathers and fur.  Our “Natural Selection” flies are tied with latex and microfibetts to form a smooth, translucent body, with realistic wings and legs.  The Tandem Flies are tied with two and even three bodies of nymphs and/or larva flies on the same hook shank.  Traditional flies are tied one fly body at a time on the hook.  Each series is tied by one of our founders.  In addition, we have produced a series of five fly tying DVDs entitled “The Natural Selections Series” which demonstrates how to tie our line of realistic midge; mysis shrimp, caddis, baetis, and scud patterns.  A DVD was initially produced on a limited run basis by Mr. Yamauchi to test the viability of marketing a series of Fly Tying DVD’s that showed how to tie his signature patterns.  This was marketed at the International Sportsman Expo in Denver, Colorado in 2006 and at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.   We intend to place all of our videos in area fly shops once we receive additional funding to allow us to deliver these videos in sufficient quantity and quality.  However, as of the date of this report we have no arrangement with any area fly shops to sell our DVD’s.

We estimate we will require up to $500,000 in additional capital in order to fully implement our business plan.  These funds are proposed to be utilized for our development and expansion from just a retail web based business to a retail and wholesale operation, including the following proposed use of proceeds: (i) approximately $100,000 to purchase raw materials that we utilize in the manufacturing of our flies in bulk, including hooks, latex gloves and other related materials. Included in this category would be the identification of a manufacturer who can produce our custom made ties in bulk by developing and utilizing injection molding with soft polyurethane plastics and polmers, in order to establish an expanded inventory of our ties.  We currently do not have the capacity to fill a large order that we might receive from a large retail fishing business; (ii) $50,000 for the development and marketing of additional DVD’s; (iii) approximately $100,000 to increase our inventory of custom ties, including the development of relationships with other established ties designers and retention of additional employees to assist in these expanded operations. It is anticipated that these new employees will have accounting experience, as well as sales and marketing experience; (iv) approximately $25,000 for expansion of our existing website from a retail based marketing vehicle into a retail and wholesale marketing operation; and (v) approximately $100,000 to accomplish the acquisition of related businesses and provide working capital to these business upon acquisition.  The balance of funds ($125,000) would be utilized for working capital.  If we can raise only between $100,000 and $200,000, we believe we can successfully accomplish the objectives outlined in (i) and (iii) and become profitable.  Once profitable, we believe there are opportunities that will arise to expand our business without this additional capital, but over a longer period of time.  This includes acquiring competitors in exchange for issuance of our securities.    However, there can be no assurances that we will be able to raise the capital required to accomplish these objectives, or if we are so successful in raising such capital, that we will be able to implement our business plan.

We estimate that it will take approximately 3 years for us to accomplish all of the objectives described in the preceding paragraph, provided that we are able to raise $500,000.  We believe the most time consuming aspect of our business plan is the identification of a manufacturing entity, either in the US or overseas, that can develop the molds and then begin manufacturing our ties to our specifications.  We estimate that this will take a minimum of two years.  Following this development we also estimate that it will take another year in which to develop the sales and marketing to sell these products.  As previously stated, there are no assurances that our estimates are accurate, or that we will be able to raise the funds necessary to accomplish these objectives.

Because of our relatively low cost of operations we believe that if we are only able to raise between $100,000 and $200.000, we will continue to be a retail web based business, but we will not be able to afford expanding into the wholesale market.  While no assurances can be provided, with an additional $100,000 in equity capital we believe we would be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to break even or generate nominal profits.   There can be no assurances that this will occur.

Liquidity and Capital Resources

As of September 30, 2013, we had $998 in cash.

 Net cash used in operating activities was $5,452 during nine months ended September 30, 2013, compared to $5,118 during ninee months ended September 30, 2012.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the nine months ended September 30, 2013 and 2012.  Cash flows provided or used by financing activities were $5,996 and $1,500 during the nine months ended September 30, 2013 and 2012, respectively.

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $100,000 in additional working capital to be utilized for marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD’s and flies ($35,000) and develop a marketing kit for distribution ($20,000, with the balance for working capital and general and administrative expense.  As described above under “Plan of Operation” we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We will not receive any proceeds from the sale of the securities offered herein.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2013.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended September 30, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2013.

YUMMY FLIES, INC.

By:	s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer