Form 10-Q/A
period 2013-09-30
Yummy Flies, Inc.
filed 2013-11-25
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Yummy Flies, Inc. Quarterly Report on Form 10-Q for the period ended September 30. 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to correct the spelling of the company name that appears in the caption of the Notes to the Financial Statements.  Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Notes to Financial Statements
For the years ended December 31, 2012 and 2011
For The Nine Month Interim Period Ended September 30, 2013

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummy Flies, Inc . (the “Company”), was incorporated in the State of Colorado on December 26, 2005. The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD’s. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

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

Yummy Flies, Inc.
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

Yummy Flies, Inc.
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

Yummy Flies, Inc.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22 , 2013.

YUMMY FLIES, INC.

By:	s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer