Form 10-Q
period 2014-03-31
Yummy Flies, Inc.
filed 2014-05-13
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 12, 2014, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited)	4
	Unaudited Condensed Statements of Operations for the Three Month Periods Ended March 31, 2014 and 2013 and the Period from December 26, 2005 (inception) Through March 31, 2014	5
	Unaudited Condensed Statements of Changes in Stockholders' Equity (Deficit) for the Period from December 26, 2005 (inception) Through March 31, 2014	6
	Unaudited Condensed Statements of Cash Flows for the for the Three Month Periods Ended March 31, 2014 and 2013 and the Period from December 26, 2005 (inception) Through March 31, 2014	7
	Notes to Unaudited Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
	Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

For The Three Month Interim Periods Ended March 31, 2014 and 2013
and the Period from December 26, 2005 (Inception) to March 31, 2014
 (Unaudited)

Yummy Flies, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash & Cash Equivalents	$84	$1,257
Inventory	886	714

TOTAL CURRENT ASSETS	970	1,971

Property & Equipment
Equipment (net of Accumulated Depreciation $2,593, $2,593 respectively)	-	-

TOTAL ASSETS	$970	$1,971

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$40,794	$28,842
Advances From Shareholders	19,741	17,194
TOTAL CURRENT LIABILITIES	60,535	46,036

TOTAL LIABILITIES	60,535	46,036

Stockholders' Deficit
Common Stock (par value $0.001; Authorized 100,000,000 shares;
issued and outstanding 10,278,000	10,278	10,278
Additional Paid-in-Capital	32,447	32,447
Deficit Accumulated During the Development Stage	(102,290)	(86,790)

TOTAL STOCKHOLDERS' DEFICIT	(59,565)	(44,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$970	$1,971

See accompanying notes to financial statements

Yummy Flies, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

				December 26,
				2005 (Inception)
	Three months ended			through
	March 31,		March 31,	March 31,
	2014		2013	2014

REVENUE	$59		$422	$2,691

COST OF GOODS SOLD	23		-	985

Gross Profit	36		422	1,706
OPERATING EXPENSES

Accounting	3,750		600	35,745
Depreciation	-		35	2,593
General and administrative	84		610	12,114
Legal	11,702		-	44,071
Writeoffs - inventory	-		-	9,473
Operating Expenses	15,536		1,245	103,996

(Loss) from Operations	(15,500)		(823)	(102,290)

Provision for Taxes	-		-	-

Net (Loss)	$(15,500)		$(823)	$(102,290)

Basic Earnings (Loss) Per Share:
Basic and Diluted	$(0.00	) *	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,278,000		10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

Yummy Flies, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit)

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance At December 26, 2005 - Inception - audited	-	$-	$-	$-	$-

January 1, 2007 975,000 shares of
common stock issued for services valued
at $975 or $.001 per share	8,775,000	8,775	(7,800)	-	975

March 2007 57,000 shares of
common stock issued for cash of
$14,250 or $0.25 per share	513,000	513	13,737	-	14,250

April 2007 46,000 shares of
common stock issued for cash of
$11,500 or $0.25 per share	414,000	414	11,086	-	11,500

May 2007 4,000 shares of
common stock issued for cash of
$1,000 or $0.25 per share	36,000	36	964	-	1,000

December 2007 14,000 shares of
common stock issued for cash of
$3,500 or $0.25 per share	126,000	126	3,374	-	3,500

Net (loss)	-	-	-	(14,962)	(14,962)

Balance at December 31, 2007 - audited	9,864,000	9,864	21,361	(14,962)	16,263

April 2008 39,000 shares of
common stock issued for cash of
$9,750 or $0.25 per share	351,000	351	9,399	-	9,750

May 2008 1,000 shares of
common stock issued for cash of
$250 or $0.25 per share	9,000	9	241	-	250

June 2008 2,000 shares of
common stock issued for cash of
$500 or $0.25 per share	18,000	18	482	-	500

August 2008 4,000 shares of
common stock issued for cash of
$1,000 or $0.25 per share	36,000	36	964	-	1,000

Net (loss)	-	-	-	(3,628)	(3,628)

Balance at December 31, 2008 - audited	10,278,000	10,278	32,447	(18,590)	24,135

Net (loss)	-	-	-	(4,289)	(4,289)

Balance at December 31, 2009 - audited	10,278,000	10,278	32,447	(22,879)	19,846

Net (loss)	-	-	-	(12,169)	(12,169)

Balance at December 31, 2010 - audited	10,278,000	10,278	32,447	(35,048)	7,677

Net (loss)	-	-	-	(9,097)	(9,097)

Balance at December 31, 2011 - audited	10,278,000	10,278	32,447	(44,145)	(1,420)

Net (loss)	-	-	-	(19,838)	(19,838)

Balance at December 31, 2012 - audited	10,278,000	10,278	32,447	(63,983)	(21,258)

Net (loss)	-	-	-	(22,807)	(22,807)

Balance at December 31, 2013 - audited	10,278,000	10,278	32,447	(86,790)	(44,065)

Net (loss) - unaudited	-	-	-	(15,500)	(15,500)

Balance at March 31, 2014 - unaudited	10,278,000	$10,278	$32,447	$(102,290)	$(59,565)

* - As retroactively restated for a 9 to 1 forward stock split effective September 20, 2010

See accompanying notes to financial statements

Yummy Flies, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			December 26,
			2005 (inception)
	Three months ended		through
	March 31,	March 31,	March 31,
	2014	2013	2014

Net (loss)	$(15,500)	$(823)	$(102,290)
Adjustments to reconcile decrease in net loss to net cash used in operating activities:

Issuance of stock for services	-	-	975
Depreciation expense	-	35	2,593
Movement in operating assets and liabilities:
(Increase) decrease in inventory	(172)	-	(886)
Increase (decrease) in current liabilities	11,952	-	40,794
Net cash (used) in operation activities	(3,720)	(788)	(58,814)

Cash flows from investing activities
Purchase equipment	-	-	(2,593)
Net cash provided by investing activities	-	-	(2,593)

Cash flows from financing activities
Advances from shareholder - borrowings	2,547	1,180	23,051
Advances from shareholder - payments			(3,310)
Issuance of common stock		-	1,503
Capital paid in excess of par	-	-	40,247
Net cash provided by financing activities	2,547	1,180	61,491

Net increase in cash	(1,173)	392	84

Cash at beginning of period	1,257	454	-

Cash at end of period	$84	$846	$84

Supplemental information:
Non-cash issuance of common stock	$-	$-	$975
Issuance of common stock for debt retirement	$-	$-	$3,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Yummy Flies, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2014 and 2013 and the
Period from December 26, 2005 (Inception) to March 31, 2014

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummy Flies, Inc. (the “Company”), was incorporated in the State of Colorado on December 26, 2005 ("Inception"). The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD’s. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal and recurring accruals) necessary in order to make the financial statements not misleading.  The result of operations for the three month interim period ended March 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

DEPRECIATION AND AMORTIZATION

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

Yummy Flies, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2014 and 2013 and the
Period from December 26, 2005 (Inception) to March 31, 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

EARNINGS PER SHARE

The Company computes loss per share in accordance with ASC 105.  "Earnings per Share" which required presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three month periods ended March 31, 2014 or 2013.

REVENUE RECOGNITION

The Company produces custom flies and instructional DVD’s related to sport and recreational fishing. The revenue is recognized when a sale is made to a customer and the goods are delivered by the Company.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities".    Among  the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders' deficit and cash flows  disclose activity since the date of our Inception (December 26, 2005) as a development stage company.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2014 and 2013 and the
Period from December 26, 2005 (Inception) to March 31, 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, including accounts receivable, accounts payable, related party note payable and note payable approximate their fair value due to the short maturities of these financial instruments.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at March 31, 2014, the Company had current assets, comprising of cash and inventory of $970 and current liabilities of $60,535 resulting in a working capital deficit of $59,656.  The Company has experienced losses since Inception (December 26, 2005) and has an accumulated deficit of $102,290 as at March 31, 2014.   This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stockholders’ Deficit

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.

On January 2007 the Company issued 8,775,000 shares of $.001 par value common stock for services valued at $975 or $.001 per share.

On March 2007 the Company issued 513,000 shares of $.001 par value common stock for $14,250 in cash or $0.25 per share.

On April 2007 the Company issued 414,000 shares of $.001 par value common stock for $11,500 in cash or $0.25 per share.

On May 2007 the Company issued 36,000 shares of $.001 par value common stock for $1,000 in cash or $0.25 per share.

On December 2007 the Company issued 126,000 shares of $.001 par value common stock for the conversion of $3,500 in notes payable at $0.25 per share.

On April 2008 the Company issued 351,000 shares of $.001 par value common stock for $9,750 in cash or $0.25 per share.

Yummy Flies, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2014 and 2013 and the
Period from December 26, 2005 (Inception) to March 31, 2014

On May 2008 the Company issued 9,000 shares of $.001 par value common stock for $250 in cash or $0.25 per share.

On June 2008 the Company issued 18,000 shares of $.001 par value common stock for $500 in cash or $0.25 per share.

On August 2008 the Company issued 364,000 shares of $.001 par value common stock for $1,000 in cash or $0.25 per share.

The Company completed a 9 for one forward stock split effective September 20, 2010 and all share numbers have been restated retrospectively.

As at March 31, 2014 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends through March 31, 2014.

Note 4 -  Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $19,742 and $17,194 for March 31, 2014, and December 31, 2013, respectively.  The loan does not accrue interest, is unsecured and is due upon demand.

Note 5 – Subsequent Events

In preparing these financial statements, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were available to be issued on May 12, 2014 and has determined that it does not have any material subsequent event to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014 we generated revenues of $59, compared to revenues of $422 generated during the three months ended March 31, 2013.  Cost of sales for the three months ended March 31, 2014 was $23 (2013-$0) and consequently our gross profit was $36 for the three months ended March 31, 2014 (2013-$422).

General and administrative expense during the three months ended March 31, 2014 were $15,536, compared to $1,245 during the three months ended March 31, 2013, an increase of $14,291.  This increase was as a result of increased legal fees associated with our reporting requirements now that we are a reporting company, as well as legal fees relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $15,500 during the three months ended March 31, 2014 ($0.00 per share) compared to a net loss of $823 during the three months ended March 31, 2013.

Because we have generated nominal revenues, following is our Plan of Operation.

Plan of Operation

We are currently marketing a series of fly fishing flies under the titles of “Yummy Tandem Flies,” “Natural Selection” and “Canyon Magic.” We attempt to create our flies with a degree of realism.  Specifically, most flies are tied with thread, dubbing and feathers and fur.  Our “Natural Selection” flies are tied with latex and microfibetts to form a smooth, translucent body, with realistic wings and legs.  The Tandem Flies are tied with two and even three bodies of nymphs and/or larva flies on the same hook shank.  Traditional flies are tied one fly body at a time on the hook.  Each series is tied by one of our founders.  In addition, we have produced a series of five fly tying DVDs entitled “The Natural Selections Series” which demonstrates how to tie our line of realistic Midges; Mysis Shrimp, Caddis, Baetis, and Scud patterns.  A DVD was initially produced on a limited run basis by Mr. Yamauchi to test the viability of marketing a series of Fly Tying DVD’s that showed how to tie his signature patterns.  This was marketed at the International Sportsman Expo in Denver, Colorado in 2006 and at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.   We intend to place all of our videos in area fly shops once we receive additional funding to allow us to deliver these videos in sufficient quantity and quality.  However, as of the date of this report we have no arrangement with any area fly shops to sell our DVD’s.

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

Liquidity and Capital Resources

As of March 31, 2014, we had $84 in cash.

At March 31, 2014, we had current assets, comprising of cash and inventory, of $970 and current liabilities of $60,535 resulting in a working capital deficit of $59,565.   We have experienced losses since our  Inception (December 26, 2005) and had an accumulated deficit of $102,290 at March 31, 2014.   This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $3,720 during the three months ended March 31, 2014, compared to $788 during the three months ended March 31, 2013.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the three months ended March 31, 2014 and 2013.

Cash flows provided or used by financing activities were $2,547 and $1,180 during the three months ended March 31, 2014 and 2013 and related to funds advanced to us by our sole officer and principle sharholder..

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $100,000 in additional working capital to be utilized for marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD’s and flies ($35,000) and develop a marketing kit for distribution ($20,000), with the balance for working capital and general and administrative expense.  As described above under “Plan of Operation” we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We will not receive any proceeds from the sale of the securities offered herein.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2014.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended March 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2014.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer