Form 10-Q
period 2014-06-30
Yummy Flies, Inc.
filed 2014-08-13
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 12, 2014, was 10,278,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended June 30, 2014 and 2013
  (Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash in bank	$226	$1,257
Inventory	988	714
Total Current Assets	1,214	1,971

Property & Equipment

Equipment (net of accumulated depreciation $2,593, $2,593 respectively)	-	-

TOTAL ASSETS	$1,214	$1,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$54,340	$28,842
Advances from shareholders	22,405	17,194
Total Current Liabilities	76,745	46,036

TOTAL LIABILITIES	76,745	46,036

Stockholders' Deficit
Common stock (par value $.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000)	10,278	10,278
Capital paid in excess of par value	32,447	32,447
Accumulated deficit	(118,256)	(86,790)
TOTAL STOCKHOLDERS' DEFICIT	(75,531)	(44,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,214	$1,971

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Condensed Statements of Operations

	Unaudited		Unaudited		Unaudited		Unaudited
	Three Months		Three Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2014		2013		2014		2013

REVENUES	$197		$-		$256		$422

COST OF GOODS SOLD	62		-		85		-

Gross Profit	135		-		171		422

OPERATING EXPENSES

Accounting	6,200		-		9,950		600
General and administrative	2,025		55		2,109		665
Legal	7,876		-		19,578		-
Total operating expenses	16,101		55		31,637		1,265

(Loss) from operations	(15,966)		(55)		(31,466)		(843)

Net (loss)	$(15,966)		$(55)		$(31,466)		$(843)

Earnings (Loss) Per Share: Basic and Diluted	$(0.00	) *	$(0.00	) *	$(0.00	) *	$(0.00	) *

Weigthed Average Common Shares Outstanding: Basic and Diluted	10,278,000		10,278,000		10,278,000		10,278,000

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Condensed Statements of Changes in Shareholders' Deficit

	Number Of		Capital Paid
	Common	Common	in Excess	Retained
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at December 31, 2012 - audited	10,278,000	$10,278	$32,447	$(63,983)	$(21,258)

Net (loss) for the year	-	-	-	(22,807)	(22,807)

Balance at December 31, 2013 - audited	10,278,000	10,278	32,447	(86,790)	(44,065)

Net (loss) for the six month period ended June 30, 2014	-	-	-	(31,466)	(31,466)

Balance at June 30, 2014 - unaudited	10,278,000	$10,278	$32,447	$(118,256)	$(75,531)

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Comdensed Statements of Cash Flows

	Unaudited	Unaudited
	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2014	2013

Net (loss)	$(31,466)	$(843)
Adjustments to reconcile net loss to net cash used in operating activities:

Movement in operating assets and liabilities:
Decrease (increase) in inventory	(274)	35
Increase (decrease) in current liabilities	25,498	-

Net cash (used) in operation activities	(6,242)	(808)

Cash flows from investing activities

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advances from shareholder - borrowings	5,211	1,180

Net cash provided by financing activities	5,211	1,180

Net increase in cash	(1,031)	372

Cash at beginning of period	1,257	454

Cash at end of period	$226	$826

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended June 30, 2014 and 2013

Note 1 – Nature of Operations/Activities

Yummy Flies, Inc. Inc. (the “Company”), was incorporated in the State of Colorado on December 26, 2005 (Inception). The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD’s. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

The Company’s activities are subject to significant risks and uncertainties including failure to secure funding to grow the operations.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at June 30, 2014 the Company had current assets, comprising of cash and inventory, of $1,214 and current liabilities of $76,745 resulting in a working capital deficit of $75,531. The Company has experienced losses since Inception (December 26, 2005) and has an accumulated deficit of $118,256 as at June 30, 2014.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended June 30, 2014 and 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

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

DEVELOPMENT STAGE ENTITIES

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required as a development stage company are that our financial statements be identified as those of a development stage company, and that the statements of operations, changes in members’ deficit and cash flows disclosed activity since the date of our Inception (October 11, 2011). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. We have elected to early adopt these provisions and consequently these additional disclosures are not included in our financial statements.

CASH AND CASH EQUIVALENTS

The Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended June 30, 2014 and 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first-out method).

FINANCIAL INSTRUMENTS

The Company has adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments consist principally of cash, accounts payable and advances from shareholders. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

DEPRECIATION AND AMORITIZATION

Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated economic lives ranging from 5 to 7 years.  Depreciation is computed using the straight-line method.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended June 30, 2014 and 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company produces custom flies and instructional DVD’s related to sport and recreational fishing. The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ADVERTISING COSTS

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended June 30, 2014 and 2013.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the three and six month periods ended June 30, 2014 or 2013.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended June 30, 2014 and 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

Note 4 – Stockholders’ Deficit

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

No shares we issued during the three and six months ended June 30, 2014 and 2013.

As at June 30, 2014 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends through June 30, 2014.

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $22,405 and $17,194 at June 30, 2014 and December 31, 2013, respectively. The loan does not accrue interest, is unsecured and is due upon demand.

Note 6 – Subsequent Events

In preparing these financial statements, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were available to be issued on August 12, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we generated revenues of $197, compared to no revenue generated during the three months ended June 30, 2013.  Cost of sales for the three months ended June 30, 2014 was $62 (2013-$0) and consequently our gross profit was $135 for the three months ended June 30, 2014 (2013-$0).

Operating expenses during the three months ended June 30, 2014 were $16,101, compared to $55 during the three months ended June 30, 2013.  This increase was as a result of increased legal and accounting fees associated with our reporting requirements now that we are a reporting company, as well as legal fees relating to our successful effort to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $15,966 during the three months ended June 30, 2014 ($0.00 per share) compared to a net loss of $55 during the three months ended June 30, 2013.

Comparison of Results of Operations for the six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014 we generated revenues of $256, compared to revenues of $422 generated during the six months ended June 30, 2013, a decrease of $166, which we attribute to inclement weather in the Rocky Mountain region during the spring of 2014, our principal sales and marketing region.  Cost of sales for the three months ended June 30, 2014 was $85 (2013-$0) and consequently our gross profit was $171 for the six months ended June 30, 2014 (2013-$422).

Operating expenses during the six months ended June 30, 2014 were $31,637, compared to $1,265 during the six months ended June 30, 2013, an increase of approximately $30,000.  This increase was primarily as a result of increased legal and accounting fees associated with our reporting requirements now that we are a reporting company, as well as legal fees relating to our successful attempt to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $31,466 during the six months ended June 30, 2014 ($0.00 per share) compared to a net loss of $823 during the six months ended June 30, 2013.

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

In addition, we have produced a series of five fly tying DVDs entitled “The Natural Selections Series” which demonstrates how to tie our line of realistic Midges; Mysis Shrimp, Caddis, Baetis, and Scud patterns.  A DVD was initially produced on a limited run basis by Mr. Yamauchi to test the viability of marketing a series of Fly Tying DVD’s that showed how to tie his signature patterns.  This was marketed at the International Sportsman Expo in Denver, Colorado in 2006 and at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.   We intend to place all of our videos in area fly shops once we receive additional funding to allow us to deliver these videos in sufficient quantity and quality.  However, as of the date of this report we have no commitment from anyone to provide this funding and no arrangement with any area fly shops to sell our DVD’s.

We estimate we will require up to $500,000 in additional capital in order to fully implement our business plan.  These funds are proposed to be utilized for our development and expansion from just a retail web based business to a retail and wholesale operation, including the following proposed use of proceeds: (i) approximately $100,000 to purchase raw materials that we utilize in the manufacturing of our flies in bulk, including hooks, latex gloves and other related materials. Included in this category would be the identification of a manufacturer who can produce our custom made ties in bulk by developing and utilizing injection molding with soft polyurethane plastics and polmers, in order to establish an expanded inventory of our ties.  We currently do not have the capacity to fill a large order that we might receive from a large retail fishing business; (ii) $50,000 for the development and marketing of additional DVD’s; (iii) approximately $100,000 to increase our inventory of custom ties, including the development of relationships with other established ties designers and retention of additional employees to assist in these expanded operations. It is anticipated that these new employees will have accounting experience, as well as sales and marketing experience; (iv) approximately $25,000 for expansion of our existing website from a retail based marketing vehicle into a retail and wholesale marketing operation; and (v) approximately $100,000 to accomplish the acquisition of related businesses and provide working capital to these business upon acquisition.  The balance of funds ($125,000) would be utilized for repayment of debt and working capital.  If we can raise only $225,000 we believe we can successfully accomplish the objectives outlined in (i), (iii) and (iv) and become profitable.  Once profitable, we believe there are opportunities that will arise to expand our business without this additional capital, but over a longer period of time.  This includes acquiring competitors in exchange for issuance of our securities.    However, there can be no assurances that we will be able to raise the capital required to accomplish these objectives, or if we are so successful in raising such capital, that we will be able to implement our business plan.

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

Because of our relatively low cost of operations we believe that if we are only able to raise approximately $225.000, we will continue to be a retail web based business, but we will not be able to afford expanding into the wholesale market.  While no assurances can be provided, with an additional $225,000 in equity capital we believe we would be able to repay all debt and successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to break even or generate nominal profits.   There can be no assurances that this will occur.

We became a reporting company during 2014 and have had our common stock approved for trading.  We expected that the success of these two endeavors would have made our common stock more attractive to investors, who had previously advised us that they would be more amenable to making an equity investment in our Company once we accomplished these two objectives.  However, our recent attempts to attract equity investors has not been successful.  If these efforts continue to be unsuccessful it is doubtful we will be able to implement our business plan and we will be forced to try to identify another business in order to provide liquidity and financial upside to our shareholders.  If our Board of Directors elects to seek out other opportunities, the integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of the business, including its financial statements, cash flow, debt, location and other material aspects of the candidates’ business.   If we are successful in our attempts to acquire a company utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

Liquidity and Capital Resources

As of June 30, 2014, we had $226 in cash.

At June 30, 2014, we had current assets, comprising of cash and inventory, of $1,214 and current liabilities of $76,745 resulting in a working capital deficit of $75,531.   We have experienced losses since our inception (December 26, 2005) and had an accumulated deficit of $118,256 at June 30, 2014.   This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $6,242 during the six months ended June 30, 2014, compared to $808 during the six months ended June 30, 2013.  We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the six months ended June 30, 2014 and 2013.

Cash flows provided or used by financing activities were $5,211 and $1,180 during the six months ended June 30, 2014 and 2013 and related to funds advanced to us by one of our officers and principal shareholders.

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $225,000 in additional working capital to be utilized for repayment of debt, marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD’s and flies ($35,000) and develop a marketing kit for distribution ($20,000), with the balance for working capital and general and administrative expense.  As described above under “Plan of Operation” we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future and may cause us to abandon our current business plan and seek out other new business opportunities in order to establish liquidity and value for our shareholders..

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2014.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended June 30, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six months ended June 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2014.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer