Form 10-Q/A
period 2014-06-30
Yummy Flies, Inc.
filed 2014-08-15
CIK 1501257

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 14, 2014, was 10,278,000 shares.

EXPLANATORY NOTE

On August 13, 2013 the Company filed its quarterly report on Form 10Q for the quarter ended June 30, 2014 with the United States Securities and Exchange Commission. Due to a miscommunication, the filing was completed without the consent of the Company’s independent public accountants who had not at that time completed their review of the financial statements included in the quarterly report on Form 10-Q using professional standards and procedures conducted for such reviews, as established by generally accepted auditing standards. The Company’s independent public accountants have now completed their review of the financial statements and have consented to the filing of this Form 10-Q/A. With the exception of certain changes to formatting and disclosures, there have been no material changes to the content of this filing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three and six months ended June 30, 2014 or 2013.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer