Form 10-Q
period 2014-09-30
Yummy Flies, Inc.
filed 2014-11-12
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 10, 2014, was 10,278,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

For The Three and Nine Month Periods Ended
September 30, 2014 and 2013
  (Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets
	Unaudited	Audited
	September 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash in bank	$280	$1,257
Inventory	963	714
TOTAL CURRENT ASSETS	1,243	1,971

PROPERTY & EQUIPMENT
Equipment (net of Accumulated Depreciation $2,593 and $2,593, respectively)	-	-

TOTAL ASSETS	$1,243	$1,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$64,863	$28,842
Advances from shareholders	22,405	17,194
TOTAL CURRENT LIABILITIES	87,268	46,036

TOTAL LIABILITIES	87,268	46,036

Stockholders' Defict
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000)	10,278	10,278
Capital paid in excess of par	32,447	32,447
Accumulated deficit	(128,750)	(86,790)
TOTAL STOCKHOLDERS' DEFICIT	(86,025)	(44,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,243	$1,971

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Condensed Statements of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUES	$84	$236	$340	$658

COST OF GOODS SOLD	25	99	110	99

GROSS PROFIT	59	137	230	559
OPERATING EXPENSES

Accounting	750	3,250	10,700	3,850
Depreciation	-	-	-	35
General and administrative	2,420	1,118	4,529	1,783
Legal	7,383	-	26,961	-
Total Operating Expenses	10,553	4,368	42,190	5,668

(Loss) from operations	(10,494)	(4,231)	(41,960)	(5,109)

Other income (expense)	-	-	-	-

Net (loss)	$(10,494)	$(4,231)	$(41,960)	$(5,109)

Earnings (Loss) Per Share: Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Common Shares Outstanding: Basic and Diluted	10,278,000	10,278,000	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Condensed Statements of Changed in Shareholders' Deficit

	Number Of		Capital Paid
	Common	Common	in Excess	Retained
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at December 31, 2012 - audited	10,278,000	$10,278	$32,447	$(63,983)	$(21,258)

Net (loss)	-	-	-	(22,807)	(22,807)

Balance at December 31, 2013 - audited	10,278,000	$10,278	$32,447	$(86,790)	$(44,065)

Net (loss)	-	-	-	(41,960)	(41,960)

Balance at September 30, 2014 - unaudited	10,278,000	$10,278	$32,447	$(128,750)	$(86,025)

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows

	Unaudited	Unaudited
	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2014	2013

Net (loss)	$(41,960)	$(5,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	35

Movement in operating assets and liabilities:
Decrease (increase) in inventory	(249)	(378)
Increase (decrease) in accounts payable	36,021	-
Net cash (used) in operation activities	(6,188)	(5,452)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advances from shareholder - borrowings	5,211	5,996
Net cash provided by financing activities	5,211	5,996

Net increase in cash	(977)	544

Cash at beginning of period	1,257	454

Cash at end of period	$280	$998

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013

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

Note 2 – Organization and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

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

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013

Note 2 – Organization and Summary of Significant Accounting Policies (Continued)

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required as a development stage company are that our financial statements be identified as those of a development stage company, and that the statements of operations, changes in members’ deficit and cash flows disclosed activity since the date of our Inception (December 26, 2009).

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of June 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

CASH AND CASH EQUIVALENTS

The Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first-out method).

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, including cash, accounts payable and advances from shareholders approximate their fair value due to the short maturities of these financial instruments.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013

Note 2 – Organization and Summary of Significant Accounting Policies (Continued)

DEPRECIATION AND AMORITIZATION

Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated economic lives ranging from 5 to 7 years.  Depreciation is computed using the straight-line method.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013

Note 2 – Organization and Summary of Significant Accounting Policies (Continued)

ADVERTISING COSTS

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine months ended September 30, 2014 and 2013.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine month periods ended September 30, 2014 or 2013

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended September 30, 2014 and 2013

Note 3 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at September 30, 2014 the Company had current assets, comprising of cash and inventory, of $1,243 and current liabilities of $87,268 resulting in a working capital deficit of $86,025. The Company has experienced losses since Inception (December 26, 2005) and has an accumulated deficit of $128,750 as at September 30, 2014.  This raises substantial doubt about the Company’s ability to continue as a going concern

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Stockholders’ Deficit

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

No shares of common stock were issued during the three or nine month periods ending September 30, 2014 or 2013.

As at September 30, 2014 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends since inception (December 26, 2005) through September 30, 2014.

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $22,405 and $17,194 respectively as at September 30, 2014 and December 31, 2013. The loan does not accrue interest, is unsecured and is due upon demand.

Note 6 – Subsequent Events

In preparing these financial statements, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were available to be issued on November 10, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we generated revenues of $84, compared to revenue of $236 during the three months ended September 30, 2013.  Cost of goods sold for the three months ended September 30, 2014 was $25, compared to $99 during the three months ended September 30, 2013.  Consequently our gross profit was $59 for the three months ended September 30, 2014 compared to $137 in the three months ended September 30, 2013.

Operating expenses during the three months ended September 30, 2014 were $10,553, compared to $4,368 during the three months ended September 30, 2013.  This increase was as a result of increased legal fees associated with our reporting requirements now that we are a reporting company.

As a result, we incurred a net loss of $10,494 during the three months ended September 30, 2014 compared to a net loss of $4,231 during the three months ended September 30, 2013 due to the factors discussed above.

Comparison of Results of Operations for the nine months ended September 30, 2014 and 2013

During the nine months ended September 30, 2014 we generated revenues of $340, compared to revenues of $658 generated during the nine months ended September 30, 2013, a decrease of $318, which we attribute to inclement weather in the Rocky Mountain region during the spring of 2014, our principal sales and marketing region.  Cost of goods sold for the three months ended September 30, 2014 was $110 compared to $99 during the nine months ended September 30, 2013.  Consequently, our gross profit was $230 for the nine months ended September 30, 2014 compared to $559 during the similar period in 2013.

Operating expenses during the nine months ended September 30, 2014 were $42,190, compared to $5,668 during the nine months ended September 30, 2013, an increase of $36,582.  This increase was primarily as a result of increased legal and accounting fees associated with our reporting requirements now that we are a reporting company, as well as legal fees relating to our successful attempt to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $41,960 during the nine months ended September 30, 2014 compared to a net loss of $5,109 during the nine months ended September 30, 2013 due to the factors discussed above.

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

We became a reporting company during 2014 and have had our common stock approved for trading.  We expected that the success of these two endeavors would have made our common stock more attractive to investors, who had previously advised us that they would be more amenable to making an equity investment in our Company once we accomplished these two objectives.  However, our recent and continued attempts to attract equity investors has not been successful.  If these efforts continue to be unsuccessful it is doubtful we will be able to implement our business plan and we will be forced to try to identify another business in order to provide liquidity and financial upside to our shareholders.  If our Board of Directors elects to seek out other opportunities, the integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of the business, including its financial statements, cash flow, debt, location and other material aspects of the candidates’ business.   If we are successful in our attempts to acquire a company utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

Liquidity and Capital Resources

As of September 30, 2014, we had $280 in cash.

At September 30, 2014, we had current assets, comprising of cash and inventory, of $1,243 and current liabilities of $87,268 resulting in a working capital deficit of $86,025.   We have experienced losses since our inception (December 26, 2005) and had an accumulated deficit of $128,750 at September 30, 2014.   This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $6,188 during the nine months ended September 30, 2014, compared to $5,452 during the nine months ended September 30, 2013.  We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the nine months ended September 30, 2014 and 2013.

Cash flows provided or used by financing activities were $5,211 and $5,996 during the nine months ended September 30, 2014 and 2013 and related to funds advanced to us by one of our officers and principal shareholders.

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $225,000 in additional working capital to be utilized for repayment of debt, marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD’s and flies ($35,000) and develop a marketing kit for distribution ($20,000), with the balance for working capital and general and administrative expense.  As described above under “Plan of Operation” we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future and may cause us to abandon our current business plan and seek out other new business opportunities in order to establish liquidity and value for our shareholders.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2014.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended September 30, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine months ended September 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three and nine months ended September 30, 2014 or 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine months ended September 30, 2014 or 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

 ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2014.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer