Form 10-K
period 2014-12-31
Yummy Flies, Inc.
filed 2015-04-15
CIK 1501257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Issuer's Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_]  No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [_]                                                                           Accelerated filer  [_]
Non-accelerated filer  [_] (Do not check if a                                             Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, and the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $0.

As of April 10, 2015, the Registrant had 10,278,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Yummy Flies Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.BUSINESS

History

We were incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com, Inc."  In March 2010 we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  Since inception we have been engaged in marketing and selling our fly fishing ties that have been developed by our management.  The cost of our products is higher than customary due to the amount of time it takes to produce our ties, as well as the quality of raw material utilized.  Each of our flies is hand crafted in order to look like the bugs that fish feed upon.  Our management believes that customary over the counter flies are mass produced with thread and feathers, fur or hair.  Our marketing efforts to date have been limited by our limited available capital.

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

The most important attribute of our flies that needed to be initially determined was simply that they had to catch fish regardless of the level of competency of the fisherman.  We examined answers to several questions, including (i) were the flies successful in catching trout, our target species, and did they catch fish regardless of who was fishing them, and (ii) more importantly, did the fisherman fishing our fly's think they were worth the extra cost and would they buy them?  We believe the Natural Fly selection was a success for all fishermen under varied weather conditions, water conditions and light.  These results are our opinion only and there were no formal independent tests conducted on any of our flies.  There are no assurances that future performance will be consistent with the initial results.  Even if the fishermen who thought our flies were worth the extra cost and they would purchase our flies, there are no assurances they will actually do so.  When we provided samples of our flies to other fisherman and when these ties were used by our management, the Natural Flies caught, on average, more trout than the fisherman who used them had caught on other patterns.  In these situations our Yummy Tandem Flies and Canyon Magic caught less fish that when the Natural Fly ties were used, but still caught fish.  There can be no assurances that these results will be duplicated in the future.

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

Our marketing efforts have been limited due to our limited available capital.  In 2007 we did an initial capital raise of $26,750.  We utilized these funds primarily for the development of our initial DVD's and for our limited inventory.  We estimate that we will require approximately $500,000 in additional capital to fully implement our business plan.  See "Management's Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources" and "Plan of Operation." Based upon our discussions with various potential investors we believe that our efforts to raise additional equity capital thus far have been unsuccessful primarily as a result of the lack of liquidity in our securities.  The comment we have heard often is that there is no exit strategy for an investor.  As such, after careful analysis, our management has elected to cause us to become a reporting company and have our common stock approved for trading in order to provide the potential for liquidity in our securities.  While there are no assurances we will be successful in accomplishing these objectives, we believe that if we are successful we will have a better opportunity to raise the additional equity capital we believe we need in order to grow our business.   As of the date of this report we have caused to be filed an application to trade our common stock on the OTC-QM.  We have advised certain people who have indicated an interest in investing in our business once our common stock is approved for trading.  They have indicated an interest in investing provided out common stock is so approved, of which there are no assurances.  Further, even if our common stock is approved for trading, there are no assurances such individuals will elect to invest, or invest in an amount that will allow us to expand our existing business.

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

Our Products

We initially designed and attempted to test market 16 patterns.  We are currently marketing a series of fly fishing flies under the titles of "Yummy Tandem Flies," "Natural Selection" and "Canyon Magic."  We attempt to create our flies with a degree of realism.  Specifically, most flies are tied with thread, dubbing and feathers and fur.  Our "Natural Selection" flies are tied with latex (to form a smooth, translucent body with realistic wings and legs) and microfibetts (fine, tapered clear or colored stiff nylon used for fly tails).  Our Tandem flies are tied with two and even three bodies of nymphs and/or larva flies on the same hook shank.  Traditional flies are tied one fly body at a time on the hook.  Currently, each series is tied by our management.

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

We have also developed a series of flies called "Yummy Tandem Flies" which we characterize as, fished in pairs, they represent behavior drift flies.  Our tandem collection is tied to represent two to three flies on the same hook, thus representing a behavioral drift (nymphs moving to a new location) when fished two to three patterns at a time.  These flies were developed by Mr. Okizaki, our President and CEO and include:

Mr. Coleman has developed flies designed especially for Cheeseman Canyon, Colorado. Cheeseman Canyon is a popular tail water of the South Platte River.  His "Canyon Magic Flies" include:

The price point for retail flies generally range from $1.75 to $1.95.  The cost of making an individual fly is about $0.45.  With the advent of the Internet, Craig's List and e-bay, individuals (hobbyist) are selling their flies from $.75 to $1.00, which we consider to be lower end product.  Management believes that the customer we have earmarked to sell our products to purchase their flies ranging from $2.00 to well over a $100 per fly (a specialty fly that is realistic and presented in a frame) and take 15 minutes to sometimes hours to make per fly.  There are no assurances that any potential customer will pay up to $100 for one of our flies.  Commercial flies are tied more readily (20 to 50 flies per minute).  Our price per fly price is generally $2.50 to $3.50 per fly.  Our Tandem Fly series originally sold for $2.50 each. However we have found to be competitive it was necessary to lower our price on the Tandem series to $2.00. Our Canyon Magic Flies sold for $2.25 each and this series is now sold for $1.95, Our Natural Selection Flies are sold for $3.50 each. These prices include shipping, handling, and taxes.   New flies have been added to our selections.  Two new Natural Flies have been added, a Midge Larva and a Black Fly Larva.  They will be sold for $3.00 respectfully.  A combination Beetle and Ant will be added to the Tandem series and sell for $2.75.  These prices would be considered at the high end of flies sold through the average fly shop. We believe our pricing is a reflection of the time each fly takes to tie and our attention to detail.

In 2006 we began producing a line of instructional fly tying DVDs of Brian Yamauchi's flies. The first DVD produced was titled "Midge Life Cycle, Volume 1" and featured the recipes on how to tie the midge larva, midge pupa and the midge adult.  This DVD, The Midge Life Cycle, Volume I, was produced on a limited run basis to test the viability of marketing a series of Fly Tying DVD's that showed how to tie our signature patterns.  It was first marketed at the International Sportsman Expo in Denver, Colorado in 2006 and the second was at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.  This DVD was sold at the National Shows but not offered for sale on our web site.  It was felt that this could be used as a teaser to promote the buying of our individual fly pattern DVD's.  This was a strategic decision because it was felt that selling the individual patterns would generate more revenues for the Company.  This initial video sold for $24.95, but had a limited run.  In the winter of 2007 we produced the remainder of our four DVD's that included the Chironomid Pupa, Mysis Shrimp, Scud, and Midge Pupa patterns.  Mr. Yamauchi produced this entire series of DVD's including the artwork, cover and packaging.  These DVD's were also presented at fly-fishing shows and extended to include area fly tying clinics.  It was decided to improve the quality of the DVD's by buying a new camera lens.  It was also agreed to expand the DVD offerings to include four additional patterns with one pattern offered per DVD.  The "Life Cycle of a Midge, Volume I" was added in 2010 and currently sells for $39.50, while the single fly patterns, the Chironomid Pupa, Mysis Shrimp, Scud, and Midge Pupa patterns, are offered for $16.50 each and includes shipping and handling.  The cost of creating each of our DVD's is $3.50.  Estimated cost for initial distribution is $8,000, which would include (i) advertising in two nationally distributed magazines, "Fly Tying" and "Fly Fisherman;" (ii) the cost of posters to be placed in fly shops; and (iii) the initial run of 500 DVD's.

During our fiscal year ended December 31, 2013, we developed a series of new Tandem Flies that incorporate terrestrial (ants, beetles and crickets) that are being sold for $2.75 each.  An ant - beetle tandem is currently being sold on our website to ascertain customer interest.  We expected to utilize both of these new flies during the spring of 2014 to conduct product viability studies.

Current Marketing Efforts

Our current marketing efforts continue to center around our existing realistic fly patterns.  We believe that the success of these patterns in catching trout, in terms of market survey group enthusiasm, has been positive.  Many of the clients that have bought our patterns have reorder them.  Many have referred their associates to us, which has allowed us to expand our client base on a limited basis.. The need to develop a relationship with an existing marketing company to market our products has become apparent to us.  We recognize the need to retain a marketing director, as well as to advertise in national fly fishing magazines and press kit/marketing packets will need to be procured and produced.  The estimated cost will be $100,000, which would also include the necessary fly tying materials to produce the flies.  We have concluded that in order to be successful we must always be creative and expand our existing fly lines.  We have procured a number of flies from various fly manufactures and fly shops to determine why certain patterns work and why fisherman buy certain flies and will continue to do so in the future.  As a result, we are in the final stages of developing a new series of flies that will be introduced in 2015 provided we receive additional capital, of which there is no assurance.  The estimated cost to bring these flies to market is $35,000.

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

We believe that one key to our success is for us to buy in bulk which will occur if we have sufficient capital to pay for this type of manufacturing, which we currently do not have available.  This would require that we mass produce our flies. If and when we are successful in raising the funds necessary we intend to explore manufacturing opportunities throughout the world, including China or Taiwan, which we believe are the cheapest venues for producing our flies in bulk. This will also require that the manufacturer we select will have the ability to create injection molding with soft polyurethane plastics and polmers in order to duplicate our custom flies as closely as possible.  To date, we have not entered into any agreement with any party to produce our ties in bulk and there are no assurances we will be able to do so in the future.    However, if we are able to produce in bulk this would greatly reduce our products cost and enable our pricing to be more competitive.  Currently, we have had to tie our flies or produce the DVD's specific to each order, thus wasting time, energy and greatly increasing the cost.

We have not been able to effectively market our products because of a lack of funding for advertising.   In the future and provided that sufficient financing can be obtained, of which there is no assurance, we intended to expand our offered products by both developing new videos that encompass techniques from casting to "how to rig your fly fishing equipment."  We also hope to sign contracts with fly tiers who we consider to be exceptional to exclusively tie for us.  We have conducted preliminary discussions with those individuals that our management has identified as up and coming industry innovators.  While many have expressed an interest in developing their flies and related products and allowing us to market the same on an exclusive basis, in order to consummate these new relationships it will be necessary for us to have additional capital available for purposes of compensation to these entities and individuals, as well as to market the products they develop.  As indicated above, it has been difficult for us to obtain this additional capital.  We have conducted discussions with various venture capital, investment banking and private individuals who have indicated that they would be more amenable to investing or raising additional capital for us if there was a market for our securities.  As a result, an application has been filed on our behalf to list our Common Stock for trading.  However, there can be no assurances that even if our application is approved for trading, that we will be able to raise any additional capital to fully implement our business plan.  See "Part II, Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources," below.  As of the date of this Report we lack funding for marketing and can only attend limited fly tackle dealer shows.

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

Also we will seek to initiate our wholesale business and contact local fly-fishing stores to promote and sell our products.  We have been unable to pursue our wholesale business and our lack of inventory has prevented us from any long-term relationships to fly fishing shops because of a lack of funding.  We are also planning to develop other videos and include "Nymph Rigging for Effective Fishing," as well as developing a new pattern, Case Caddis and a DVD on tying.  We anticipate that these products will be ready within 3 to 4 month after we receive at least $100,000 in additional capital, of which there is no assurance.  We estimate that the cost of producing these DVD's will be approximately $24,000.  The balance of funds will be utilized to produce the flies that are being introduced in these new videos.

We also intend to continue to maintain and promote our web site (www.yummyflies.com), which has been operational since March 2008.  To date, fifteen DVD's have been sold at $12.95 per unit, with three additional sales pending confirmation of funds reflecting our new sales price of $16.50 per unit, including shipping and handling.  We need to retain a marketing director/sales person to formalize a marketing plan.  As of the date of this Report we do not have the financial ability to retain this position and we have not been able to effectively market our products because of this lack of funding for advertising.

In 2008 two of our principals were asked to submit patterns for a fly pattern book that was being published.  Seventeen patterns were submitted and all our patterns were included in the book "Modern Midges" by Rick Takahashi and Jerry Hubka, published in 2010 by Headwater Books and Stackpole Books.  This book is widely distributed and sold on Amazon, at Barnes & Noble, The Orvis Catalogue, as well as most fly shops nationally.

In addition a new book, Modern Terrestrials, will be available for sale on Amazon in early September 2014 and Mr. Okizaki has his new tandem terrestrial patterns will be included in this book. The authors of this book, Rick Takahashi and Jerry Hubka, also wrote "Modern Midges."  The authors have asked guides and commercial fly tiers to submit patterns to be included in this new book.  Invitations went out to the tiers that participated in the first book.  We consider it to be an honor to be included and we received a lot of positive responses from the first book.

As funding permits we plan to hire a marketing/sales representative to initiate our wholesale base and expand our current retail base.  The Internet has provided only limited exposure and sales have been disappointing to date.  In order for us to realize our objectives we must hire a professional marketer, order enough supplies and materials to create an inventory of flies and DVD's, and create a publicity/marketing packet.  We believe the cost for one year of operation would be approximately $100,000, including $35,000 for a marketer, $1882.56 for latex (enough for 24,000 flies), $40,000 for hooks (24,000 flies times the 16 patterns we are currently tying), $150 for dubbing, $50.00 for thread, $167.88 for feathers, $2850.00 for DVD cases (3,000 cases each for the 5 DVD's that have already been produced) $4,480 for 16,000 bulk DVD's, and $200 for printer paper for DVD covers.  We also estimate it will cost approximately $15,000 to develop a marketing kit.

We are also looking into the possibilities of representing other manufacturers of unique tying materials and selling the same through our on-line catalogue.  We have completed our web site which has opened a merchant account to accept all major credit cards and is presently accepting orders.  In June 2010 we entered into an agreement to represent NRS, Inc., a leading marketer and manufacturer of paddle sports products, including products for kayaking, rafting and associated outdoor activities, to sell their personal watercraft "the GigBob."  We believe that the GigBob is a unique personal watercraft because it is frameless and most importantly it has a 15-foot platform that can be used for storage or the fisherman can stand on the platform to cast.  We also believe that this is a unique and important advantage that other personal watercrafts do not have at this time.  We were one of the first Internet company's' to offer it for retail sales.  Features of the Gigbob include:

·	It has no frame. It is a personal fishing boat that can be rowed and is rigid without a frame. The patented frameless design means you can fold it up and pack it on your back without having to break down a frame.

·	The drop-stitch construction lets you put 4-6 pounds per square inch of air pressure into the multiple air chambers, to obtain stiff, rigidity.

·	The 15 square feet of flat area on the GigBob deck provides space for all of a fisherman's tackle, cooler, extra rods and other equipment.

·	The pontoons are wide and flat, which provides stability. We believe a person can stand on the deck without fear of tipping and the flat bottoms provide a very shallow waterline to insure that the craft slips right over rocks that snag a rounded pontoon.

Detachable pontoons with NRS' batten attachment system for an even lighter weight kick boat.

·	The seat and built-in foot pegs give you full support for an all-day fishing expedition.

·	It is sold with an adjustable padded seat, Carlisle 7' two-piece oars with sleeves and oar rights, oar plates, oar mounts, oar locks, springs and split rings, oar rests, two Easy Access Tackle Bags, stripping apron and a carrying backpack to haul it all in.

·	Repair kit included.

·	5 Year warranty

The current retail price of a GigBob is $1,595, with price breaks dependent on the number of GigBob's ordered.  Currently, our wholesale price from NRS is 50% below retail.  We do not inventory any of the crafts as NRS has agreed to drop ship on our behalf.  We are currently marketing the GigBob through our website.

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

Management will seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management's standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidates' business.  One of the principal reasons for our filing of our registration statement and causing an application to be filed on our behalf to trade our common stock is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions.  If we are successful in our attempts to acquire similar companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

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

Employees

As of the date of this Report we employ three (3) persons, including our members of management.  We have consulted with and expect to continue to use the services of independent consultants and contractors with whom our management has a pre-existing relationship to perform various professional services, particularly in the area of sales and marketing consultation.  However, no compensation has been paid for these services as of the date of this Report and other than as described above in "Description of Business" concerning our retention of Mr. Dunnigan as a consultant, there is no agreement to pay such compensation in the future.  As of the date of this Report Mr. Dunnigan has not provided us with any consulting services but may do so in the future.

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

ITEM 3.   LEGAL PROCEEDINGS

To the best of our management's knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of the date of this Report, our Common Stock is defined as a "penny stock" under the Securities and Exchange Act.  It is anticipated that our Common Stock will remain a penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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
.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

Overview

Yummy Flies, Inc., ("we," "our" or the "Company") was incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010 we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In September 2010, we engaged in a forward split of our issued and outstanding Common Stock whereby nine (9) shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  All references to our issued and outstanding Common Stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Since inception our business has been to establish an on-line fly fishing company, specializing in marketing trout flies.  We also plan to market a series of fly tying DVD's.  Our principal marketing efforts are directed to the post-war "Baby Boomers."

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2014 and 2013

During the year ended December 31, 2014 we generated no revenues, compared to revenues of $801 during our fiscal year ended December 31, 2013.  We believe that our revenues will remain insufficient to meet our operating expenses until we can raise additional equity capital for sales and marketing activities, as well as to commence mass production of our flies.  See "Part 1, Item 1, Business."

Our cost of sales during the fiscal years ended December 31, 2014 and 2013 was $0 and $160, respectively.  Consequently, our gross profit for the fiscal years ended December 31, 2014 and 2013 was $0 and $641, respectively.

Our general and administrative expense during our fiscal year ended December 31, 2014 was $53,529, compared to $23,448 during our fiscal year ended December 31, 2013, an increase of $3,610.  This increase was primarily as a result of increased legal fees incurred during 2014.

As a result, we incurred a net loss of $53,529 during the year ended December 31, 2014 (less than $0.01 per share) compared to a net loss of $22,807 during the year ended December 31, 2013.

The following is our Plan of Operation.

Plan of Operation

We are currently marketing a series of fly fishing flies under the titles of "Yummy Tandem Flies," "Natural Selection" and "Canyon Magic." We attempt to create our flies with a degree of realism.  Specifically, most flies are tied with thread, dubbing and feathers and fur.  Our "Natural Selection" flies are tied with latex and microfibetts to form a smooth, translucent body, with realistic wings and legs.  The Tandem Flies are tied with two and even three bodies of nymphs and/or larva flies on the same hook shank.  Traditional flies are tied one fly body at a time on the hook.  Each series is tied by one of our founders.  In addition, we have produced a series of five fly tying DVDs entitled "The Natural Selections Series" which demonstrates how to tie our line of realistic midge; mysis shrimp, caddis, baetis, and scud patterns.  A DVD was initially produced on a limited run basis by Mr. Yamauchi to test the viability of marketing a series of Fly Tying DVD's that showed how to tie his signature patterns.  This was marketed at the International Sportsman Expo in Denver, Colorado in 2006 and at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.   We intend to place all of our videos in area fly shops during 2015.  However, as of the date of this Report we have no arrangement with any area fly shops to sell our DVD's.

As stated above, we estimate we will require up to $500,000 in additional capital in order to fully implement our business plan as described in this Report.  These funds are proposed to be utilized for our development and expansion from just a retail web based business to a retail and wholesale operation, including the following proposed use of proceeds: (i) approximately $100,000 to purchase raw materials that we utilize in the manufacturing of our flies in bulk, including hooks, latex gloves and other related materials. Included in this category would be the identification of a manufacturer who can produce our custom made ties in bulk by developing and utilizing injection molding with soft polyurethane plastics and polmers, in order to establish an expanded inventory of our ties.  We currently do not have the capacity to fill a large order that we might receive from a large retail fishing business; (ii) $50,000 for the development and marketing of additional DVD's; (iii) approximately $100,000 to increase our inventory of custom ties, including the development of relationships with other established ties designers and retention of additional employees to assist in these expanded operations. It is anticipated that these new employees will have accounting experience, as well as sales and marketing experience; (iv) approximately $25,000 for expansion of our existing website from a retail based marketing vehicle into a retail and wholesale marketing operation; and (v) approximately $100,000 to accomplish the acquisition of related businesses and provide working capital to these business upon acquisition.  The balance of funds ($125,000) would be utilized for working capital.  If we can raise only between $100,000 and $200,000, we believe we can successfully accomplish the objectives outlined in (i) and (iii) and become profitable.  Once profitable, we believe there are opportunities that will arise to expand our business without this additional capital, but over a longer period of time.  This includes acquiring competitors in exchange for issuance of our securities.    However, there can be no assurances that we will be able to raise the capital required to accomplish these objectives, or if we are so successful in raising such capital, that we will be able to implement our business plan.  See "Part I, Item 1, BUSINESS."

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

For a more detailed description of our business and its development, see "Part I, Item 1, BUSINESS," hereinabove.

Liquidity and Capital Resources

At December 31, 2014, we had $251 in cash.

Net cash used in operating activities was $6,531 during the fiscal year ended December 31, 2014, compared to $6,939 during 2013.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the years ended December 31, 2014 and 2013.

Cash flows provided or used by financing activities were $5,525 and $7,742 during 2014 and 2013, respectively, and related to advances we received from one of our shareholders

To date, our operations have been limited and we have generated limited revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $100,000 in additional working capital to be utilized for marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD's and flies ($35,000) and develop a marketing kit for distribution ($20,000, with the balance for working capital and general and administrative expense.  As described above under "Plan of Operation" we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    See "Part I, Item 1, Business."  We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the fututed

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 "Accounting for Leases," as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an "emerging growth company." We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies

Off-Balance Sheet Arrangements

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Yummy Flies, Inc.

FINANCIAL STATEMENTS

With Independent Accountants' Audit Reports

For the years ended December 31, 2014 and 2013

TABLE OF CONTENTS

Page

Independent Accountants' Audit Reports	21 – 22

Balance Sheets	23

Statements of Operations	24

Statements of Changes Stockholders' Equity (Deficit)	25

Statements of Cash Flows	26

Notes to Financial Statements	27- 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Yummy Flies, Inc.
We have audited the accompanying balance sheet of Yummy Flies, Inc. (the "Company") as of December 31, 2014, and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013, were audited by other auditors, whose report, dated April 11, 2014, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and its cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.
 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $140,319 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
 /s/ Anton & Chia, LLP
 Newport Beach, CA
April 15, 2015

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Arvada, Colorado April 11, 2014	/s/ Cutler & Co., LLC Cutler & Co., LLC

Yummy Flies, Inc.
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets

Cash in bank	$251	$1,257
Inventory	-	714

TOTAL CURRENT ASSETS	251	1,971

TOTAL ASSETS	$251	$1,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Advances From Shareholders	$22,719	$17,194
Deferred revenue	340	-
Accounts Payable	73,286	28,842

TOTAL CURRENT LIABILITIES	96,345	46,036

TOTAL LIABILITIES	96,345	46,036

Stockholders' Deficit
Common Stock (par value $.001; Authorized 100,000,000 shares;
issued and outstanding 10,278,000)	10,278	10,278
Capital Paid in Excess of Par	33,947	32,447
Accumulated deficit	(140,319)	(86,790)

TOTAL STOCKHOLDERS' DEFICIT	(96,094)	(44,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$251	$1,971

See accompanying notes to the financial statements

Yummy Flies, Inc.
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

REVENUES - Sales	$-	$801

COST OF GOODS SOLD	-	160

Gross Profit	-	641

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting	12,950	15,350
Depreciation	-	35
General and administrative	6,725	3,255
Legal	33,854	4,808
Total General and Administrative Expenses	$53,529	$23,448

Loss from operations	(53,529)	(22,807)

Net loss	$(53,529)	$(22,807)

Basic Loss Per Share: Basic and diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and diluted	10,278,000	10,278,000

* denotes a loss of less than $(0.01 per share

See accompanying notes to the financial statements

Yummy Flies, Inc.
Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at December 31, 2012	10,278,000	$10,278	$32,447	$(63,983)	$(21,258)

Net (loss)	-	-	-	(22,807)	(22,807)

Balance at December 31, 2013	10,278,000	$10,278	$32,447	$(86,790)	$(44,065)

Expenses paid on behalf of Company by third party			1,500		1,500

Net (loss)	-	-	-	(53,529)	(53,529)
Balance at December 31, 2014	10,278,000	$10,278	$33,947	$(140,319)	$(96,094)

See accompanying notes to the financial statements

Yummy Flies, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Net loss	$(53,529)	$(22,807)

Adjustments to reconcile decrease in net loss to net cash provided by (used in) operating activities:

Expenses paid by third party on behalf of Company	1,500
Depreciation expense	-	35
Inventory decrease (increase)	714	(476)
Increase in deferred revenue	340
Increase (decrease) in accounts payable	44,444	16,309

Net cash used in operating activities	(6,531)	(6,939)

Cash flows from financing activities
Advances from shareholder – borrowings	5,525	7,742

Net cash provided by financing activities	5,525	7,742

Net (decrease) increase in cash	(1,006)	803

Cash at beginning of period	1,257	454

Cash at end of period	$251	$1,257

Supplemental information:
Expenses paid by third party on behalf of Company	$1,500	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummy Flies, Inc. (the "Company"), was incorporated in the State of Colorado on December 26, 2005. The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD's. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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

DEPRECIATION AND AMORITIZATION

Property and equipment are stated at cost and are depreciated over their estimated economic lives ranging from 5 to 7 years.  Depreciation is computed using the straight-line method.  Property and equipment were fully depreciated as of December 31, 2014 and 2013.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

BASIC EARNINGS PER SHARE

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of "basic" and "diluted" earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended December 31, 2014 and 2013.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern.
The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The Company's long-term liquidity also depends upon its ability to generate revenues and achieve profitability.
The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Impact of New Accounting Standards

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of December 31, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 4 – Capital Stock

The Company authorized 100,000,000 shares of $.001 par value common stock. On September 20, 2010 the Company authorized a 9 to 1 forward stock split making the outstanding amount of common stock 10,278,000 shares.  All references to the Company's issued and outstanding shares of common stock herein are on a post forward split basis.  Through December 31, 2014, the Company issued a total of  10,278,000 shares.
The Company has declared no other dividends through December 31, 2014.
Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2014 and 2013, the Company had approximately $140,319 and $86,790 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $54,205 and $33,527 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2014 and 2013 was approximately $20,678 and $8,810 respectively.

Note 6 -  Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $22,719 and $17,194 respectively for December 31, 2014 and 2013.  The loan does not accrue interest and is due upon demand.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 19, 2015, our board of directors dismissed Cutler and Co., LLC  ("Cutler"), as the Company's independent registered public accounting firm.  Cutler had been previously retained on March 14, 2014.

Cutler's report on the financial statements for the fiscal year ended December 31, 2013, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal the year ended December 31, 2013, and in the subsequent interim period through March 11, 2015, the date of dismissal of Cutler, there were no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cutler, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal year ended December 31, 2013, and in the subsequent interim period through March 11, 2015, the date of dismissal of Cutler, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 11, 2015, our board of directors approved the engagement of Anton & Chia, LLP ("Anton Chia"), as the Company's new independent registered public accounting firm.  There were no consultations between us and Anton Chia prior to their appointment.

We had no disagreements with Cutler in respect of accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2014, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Based on an assessment carried out January 5-6, 2014, management believes that, as of December 31, 2014, our internal control over financial reporting was not effective.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Gary Okizaki	67	President, Chief Executive Officer, Chairman of the Board

Brian Yamauchi	43	Vice-President, Treasurer and Director

Monroe Coleman	64	Vice-President, Secretary and Director

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

Resumes

Gary S. Okizaki, our founder, has been our President, CEO and Chairman of the Board, since our inception.  In addition to his positions with us, Mr. Okizaki has been a special education teacher of children with learning disabilities for South Lakewood Elementary School, Lakewood, Colorado since August 2001 until this past spring 2012.  In the 2012 school year he will continue with Jefferson County School District as a Speech Pathologist for Lakewood High School, Creighton Middle School and O'Connell Middle School. He has also been an Orvis endorsed fly fishing guide for the North Fork Guest Ranch, Shawnee, Colorado (2011-2012) and a fly fishing guide and instructor for the Blue Quill Angler, Evergreen, Colorado, since March 2001.  Mr. Okizaki received a Bachelor of Arts degree in 1969 from the University of Northern Colorado and a Masters degree from the University of Denver in 1972.  He devotes approximately 15 hours per week to our affairs, unless additional time is required.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC").  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. There were no changes in the holdings of any individual required to report the same during 2013.

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

Gary Okizaki, one of our officers has advanced monies to allow us to pay our expenses. The balance due the officer/shareholder was $22,719 and $17,194, respectively for December 31, 2014, and December 31, 2013.  These loans do not accrue interest, have not been memorialized in writing and are due upon demand.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Cutler & Co., LLC, our independent accountant, during our fiscal year ended December 31, 2013 and Anton Chia our independent accountant, during our fiscal year ended December 31, 2014:

	December 31, 2014	December 31, 2013

Audit Fees	$2,100	2,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$2,100	$2,100

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in this Annual Report for our fiscal year ended December 31, 2014.

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
_________________

*Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010.
**Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1/A1 filed with the SEC on August 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 15, 2015	Yummy Flies INC. By: s/ Gary Okizaki Gary Okizaki, Principal Executive Officer

By: s/ Brian Yamauchi Brian Yamauchi, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2015.

s/ Gary Okizaki
Gary Okizaki, Director

s/ Brian Yamauchi
Brian Yamauchi, Director

s/ Monroe Colman
Monroe Colman, Director