Form 10-K/A
period 2014-12-31
Yummy Flies, Inc.
filed 2015-04-20
CIK 1501257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE ON AMENDMENT

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015, is solely to amend and restate Part II, Item 5.  No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter in the OTC Pink marketplace.  The Company's trading symbol is "YMMF".   There were no reported high and low bid prices for the Company's common stock during 2013 or 2014.

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

Dated: April 20, 2015	Yummy Flies INC. By: s/ Gary Okizaki Gary Okizaki, Principal Executive Officer

By: s/ Brian Yamauchi Brian Yamauchi, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 20, 2015.

s/ Gary Okizaki
Gary Okizaki, Director

s/ Brian Yamauchi
Brian Yamauchi, Director

s/ Monroe Colman
Monroe Colman, Director