Form 10-Q
period 2015-03-31
Yummy Flies, Inc.
filed 2015-05-20
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant's only class of common stock issued and outstanding as of May 12, 2015, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I.
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited)	4

	Unaudited Condensed Statements of Operations for the Three Month Periods Ended March 31, 2015 and 2014
		5
	Unaudited Condensed Statements of Cash Flows for the for the Three Month Periods Ended March 31, 2015 and 2014
		6
	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

UNAUDITED FINANCIAL STATEMENTS

For The Three Month Interim Periods Ended March 31, 2015 and 2014
(Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets
	Unaudited	Audited
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash in bank	$507	$251
TOTAL CURRENT ASSETS	507	251
PROPERTY & EQUIPMENT
Equipment (net of Accumulated Depreciation $2,593 and $2,593, respectively)	-	-

TOTAL ASSETS	$507	$251
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$79,095	$73,286
Deferred revenue	-	340
Advances from shareholders	22,719	22,719
TOTAL CURRENT LIABILITIES	101,814	96,345
TOTAL LIABILITIES	101,814	96,345
Stockholders' Deficit
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000)	10,278	10,278
Capital paid in excess of par	33,947	33,947
Accumulated deficit	(145,532)	(140,319)
TOTAL STOCKHOLDERS' DEFICIT	(101,307)	(96,094)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$507	$251

See accompanying notes to financial statements

Yummy Flies, Inc.
Condensed Statements of Operations

	Unaudited	Unaudited
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2015	2014

REVENUES	$642	$59

COST OF GOODS SOLD	-	23

GROSS PROFIT	642	36

OPERATING EXPENSES
Accounting	3,850	3,750
Depreciation	-	-
General and administrative	2,005	84
Legal	-	11,702
Total General and Administrative Expenses	5,855	15,536

(Loss) from operations	(5,213)	(15,500)

Other income (expense)	-	-

Net (loss)	$(5,213)	$(15,500)

Earnings (Loss) Per Share: Basic and diluted	$(0.00)*	$(0.00)*

Weighted Average Common Shares Outstanding: Basic and Diluted	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows

	Unaudited	Unaudited
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2015	2014

Net (loss)	$(5,213)	$(15,500)

Adjustments to reconcile net loss to net cash used in operating activities:

Movement in operating assets and liabilities:
Decrease (increase) in inventory	-	(172)
Decrease in deferred revenue	(340)
Increase (decrease) in accounts payable	5,809	11,952
Net cash (used) in operation activities	256	(3,720)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advances from shareholder - borrowings	-	2,547
Net cash provided by financing activities	-	2,547

Net increase in cash	256	(1,173)

Cash at beginning of period	251	1,257

Cash at end of period	$507	$84

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummyflies.com, Inc. (the "Company"), was incorporated in the State of Colorado on December 26, 2005. The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD's. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015.

For a complete set of footnotes, reference is made to the Company's Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and the audited financial statements included therein.
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

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, including cash, accounts payable and advances from shareholders approximate their fair value due to the short maturities of these financial instruments.
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

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2015 and 2014

Note 2 – Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company produces custom flies and instructional DVD's related to sport and recreational fishing. The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 for the three months ended March 31, 2015.

EARNINGS PER SHARE

The Company computes loss per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company had no potentially dilutive debt or equity instruments issued and outstanding for the three months ended March 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2015 and 2014

Note 3 – Going Concern

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

Note 4 – Stockholders' Deficit

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

No shares of common stock were issued during the three month period ending March 31, 2015.

As at March 31, 2015 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends since inception (December 26, 2005) through March 31, 2015.

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $22,719 and $22,719 respectively for March 31, 2015 and December 31, 2014. The loan does not accrue interest and is due upon demand.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015 we generated revenues of $642, compared to revenues of $59 generated during the three months ended March 31, 2014.  Cost of sales for the three months ended March 31, 2015 was $0 (2013-$23) and consequently our gross profit was $642 for the three months ended March 31, 2015 (2014-$36).

General and administrative expense during the three months ended March 31, 2015 were $5,855, compared to $15,536 during the three months ended March 31, 2014.  The decline was as a result of the avoidance of legal fees in 2015, where in same quarter of 2014 we incurred legal fees relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $5,213 during the three months ended March 31, 2015 ($0.00 per share) compared to a net loss of $15,500 during the three months ended March 31, 2014.

Because we have generated nominal revenues, following is our Plan of Operation.

Plan of Operation

We are currently marketing a series of fly fishing flies under the titles of "Yummy Tandem Flies," "Natural Selection" and "Canyon Magic." We attempt to create our flies with a degree of realism.  Specifically, most flies are tied with thread, dubbing and feathers and fur.  Our "Natural Selection" flies are tied with latex and microfibetts to form a smooth, translucent body, with realistic wings and legs.  The Tandem Flies are tied with two and even three bodies of nymphs and/or larva flies on the same hook shank.  Traditional flies are tied one fly body at a time on the hook.  Each series is tied by one of our founders.  In addition, we have produced a series of five fly tying DVDs entitled "The Natural Selections Series" which demonstrates how to tie our line of realistic Midges; Mysis Shrimp, Caddis, Baetis, and Scud patterns.  A DVD was initially produced on a limited run basis by Mr. Yamauchi to test the viability of marketing a series of Fly Tying DVD's that showed how to tie his signature patterns.  This was marketed at the International Sportsman Expo in Denver, Colorado in 2006 and at the West Denver Trout Unlimited annual Fly Tying Clinic held in 2007.   We intend to place all of our videos in area fly shops once we receive additional funding to allow us to deliver these videos in sufficient quantity and quality.  However, as of the date of this report we have no arrangement with any area fly shops to sell our DVD's.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $507 in cash, and no other current assets.  We have experienced losses since our  Inception (December 26, 2005).   This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash from operating activities was $256 during the three months ended March 31, 2015, compared to $3,720 used during the three months ended March 31, 2014.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the three months ended March 31, 2015.

Cash flows provided or used by financing activities were $0 and $2,547 during the three months ended March 31, 2015 and 2014 and related to funds advanced to us by our sole officer and principle shareholder in 2014.

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $100,000 in additional working capital to be utilized for marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD's and flies ($35,000) and develop a marketing kit for distribution ($20,000), with the balance for working capital and general and administrative expense.  As described above under "Plan of Operation" we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We will not receive any proceeds from the sale of the securities offered herein.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2015.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2015, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended March 31, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

 ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19,  2015.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer