Form 10-Q
period 2015-06-30
Yummy Flies, Inc.
filed 2015-08-19
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2015

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 19, 2015, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I.
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4

	Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2015 and 2014
		5
	Unaudited Condensed Statements of Cash Flows for the for the Six Month Periods Ended June 30, 2015 and 2014
		6
	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

For The Three and Six Month Periods Ended
June 30, 2015 and 2014

Yummy Flies, Inc.
Condensed Balance Sheets
	Unaudited
	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash in bank	$590	$251
Inventory	171	-

TOTAL CURRENT ASSETS	761	251

TOTAL ASSETS	$761	$251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of related party debt	$8,200	$-
Accounts payable	80,670	73,286
Interest payable	35	-
Deferred revenue	-	340
Advances from shareholders	24,655	22,719
TOTAL CURRENT LIABILITIES	113,560	96,345

TOTAL LIABILITIES	113,560	96,345

Stockholders' Deficit
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000 shares as of June 30, 2015 and December 31, 2014	10,278	10,278
Capital paid in excess of par	33,947	33,947
Accumulated deficit	(157,024)	(140,319)
TOTAL STOCKHOLDERS' DEFICIT	(112,799)	(96,094)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$761	$251

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUES	$119	$197	$761	$256

COST OF GOODS SOLD	17	62	17	85

GROSS PROFIT	102	135	744	171
OPERATING EXPENSES

Accounting	4,390	6,200	8,240	9,950
General and administrative	2,609	2,025	4,614	2,109
Legal	-	7,876	-	19,578
Stock transfer	500	-	500	-
Total Operating Expenses	7,499	16,101	13,354	31,637

Loss from operations	(7,397)	(15,966)	(12,610)	(31,466)

Other expense	(4,095)	-	(4,095)	-

Net loss	$(11,492)	$(15,966)	$(16,705)	$(31,466)

Earnings (Loss) Per Share: Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Common Shares Outstanding: Basic and Diluted	10,278,000	10,278,000	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows

	Unaudited	Unaudited
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014

Net loss	$(16,705)	$(31,466)

Adjustments to reconcile net loss to net cash used in operating activities:
Additional interest from conversions to note payable	4,100	-
Changes in operating assets and liabilities:
Increase in inventory	(171)	(274)
Decrease in deferred revenue	(340)
Increase in accounts payable	11,484	25,498
Increase in interest payable	35	-
Net cash (used) in operating activities	(1,597)	(6,242)

Cash flows from financing activities
Advances from shareholder - borrowings	1,936	5,211
Net cash provided by financing activities	1,936	5,211

Net increase (decrease) in cash	339	(1,031)

Cash at beginning of period	251	1,257

Cash at end of period	$590	$226

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2015 and 2014

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015.

For a complete set of footnotes, reference is made to the Company's Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and the audited financial statements included therein on April 15, 2015.

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

CASH AND CASH EQUIVALENTS

The Company considers demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

As of June 30, 2015 and December 31, 2014, there is no cash equivalents.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, including cash, accounts payable and advances from shareholders approximate their fair value due to the short maturities of these financial instruments.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company produces custom flies and instructional DVD's related to sport and recreational fishing. The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605").  ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and six month periods ended June 30, 2015 and 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2015 and 2014

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

No shares of common stock were issued during the six month period ending June 30, 2015.

At June 30, 2015 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends since inception (December 26, 2005) through June 30, 2015.

Note 5 - Related Party Activity

An officer/shareholder of the Company advanced monies to pay expenses on behalf of the Company. The balance due to the officer/shareholder was $24,655 and $22,719 respectively for June 30, 2015 and December 31, 2014. The loan does not accrue interest and is due upon demand.

During the period ended June 30, 2015 monies were paid to various vendors by a related party amounting to $4,100 with deferred interest of $4,100 in exchange for notes payable of $8,200 accruing interest at 2% per annum. Interest expense at June 30, 2015 was $4,095 and accrued interest at June 30, 2015 was $35.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015 we generated revenues of $119, compared to revenues of $197 generated during the three months ended June 30, 2014.  Cost of sales for the three months ended June 30, 2015 was $17 (2014-$62) and consequently our gross profit was $102 for the three months ended June 30, 2015 (2014-$135).

General and administrative expense during the three months ended June 30, 2015 were $7,499, compared to $16,101 during the three months ended June 30, 2014, a decline of $8,602.  This decline was as a result of a material decline in legal fees, which were incurred in the previous quarter relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $11,492 during the three months ended June 30, 2015 ($0.00 per share) compared to a net loss of $15,966 during the three months ended June 30, 2014.

Comparison of Results of Operations for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015 we generated revenues of $761, compared to revenues of $256 generated during the six months ended June 30, 2014.  Cost of sales for the six months ended June 30, 2015 was $17 (2014-$85) and consequently our gross profit was $744 for the six months ended June 30, 2015 (2014-$171).

The operating expenses during the six months ended June 30, 2015 were $13,354, compared to $31,637 during the six months ended June 30, 2014, a decline of $18,283.  This decline was as a result of a material decline in legal fees, which were in incurred in the previous quarter relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $16,705 during the six months ended June 30, 2015 ($0.00 per share) compared to a net loss of $31,466 during the six months ended June 30, 2014.

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

We estimate that it will take approximately three years for us to accomplish all of the objectives described in the preceding paragraph, provided that we are able to raise $500,000.  We believe the most time consuming aspect of our business plan is the identification of a manufacturing entity, either in the US or overseas, that can develop the molds and then begin manufacturing our ties to our specifications.  We estimate that this will take a minimum of two years.  Following this development we also estimate that it will take another year in which to develop the sales and marketing to sell these products.  As previously stated, there are no assurances that our estimates are accurate, or that we will be able to raise the funds necessary to accomplish these objectives.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $590 in cash.

At June 30, 2015, we had current assets, comprising of cash and inventory, of $761 and current liabilities of $113,560 resulting in a working capital deficit of $112,799. We have experienced losses since our Inception (December 26, 2005). This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $1,597 during the six months ended June 30, 2015, compared to $6,242 in net cash used during the six months ended June 30, 2014.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the six months ended June 30, 2015 and 2014.

Cash flows provided by financing activities were $1,936 and $5,211 during the six months ended June 30, 2015 and 2014, which related to notes payable to a related party in the current period.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2015.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six month period ended June 30, 2014, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the six months ended June 30, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2015.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer