Form 10-Q/A
period 2015-03-31
Yummy Flies, Inc.
filed 2015-11-03
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 2, 2015, was 10,278,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this "Amendment") amends the Quarterly Report on Form 10-Q of Yummy Flies, Inc. for the period ended March 31, 2015, filed on May 20, 2015 (the "Form 10-Q") for the sole purpose of refiling Exhibits 31.1 and 32.1 and in connection therewith, to amend Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certifications pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2015.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer