Form 10-Q
period 2015-09-30
Yummy Flies, Inc.
filed 2015-11-20
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  November 30, 2015

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 20, 2015, was 10,278,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Three Month and Nine Month Periods Ended
September 30, 2015 and 2014
  (Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets

	Unaudited September 30,	Audited December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$590	$251
Inventory	281	-
TOTAL CURRENT ASSETS	871	251
TOTAL ASSETS	$871	$251

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of related party debt	$10,200	$-
Accounts payable	$80,522	$73,286
Interest payable	84	-
Deferred revenue	-	340
Advances from shareholders	24,864	22,719
TOTAL CURRENT LIABILITIES	115,670	96,345
TOTAL LIABILITIES	115,670	96,345
Stockholders' Deficit
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000 as of September 30, 2015 and December 31, 2014	10,278	10,278
Capital paid in excess of par	33,947	33,947
Accumulated deficit	(159,024)	(140,319)
TOTAL STOCKHOLDERS' DEFICIT	(114,799)	(96,094)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$871	$251

See accompanying notes to the unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUES	$-	$84	$761	$340

COST OF GOODS SOLD	-	25	17	110

GROSS PROFIT	-	59	744	230

OPERATING EXPENSES

General and Administrative Expenses	1,030	10,553	14,385	42,190

(Loss) from operations	(1,030)	(10,494)	(13,641)	(41,960)

Other income (expense) - Interest expense	(969)	- 0	(5,064)	- 0

Net (loss)	$(1,999)	$(10,494)	$(18,705)	$(41,960)

Earnings (Loss) Per Share: Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Common Shares Outstanding: Basic and Diluted	10,278,000	10,278,000	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to the unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows

	Unaudited	Unaudited
	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2015	2014

Net (loss)	$(18,705)	$(41,960)

Adjustments to reconcile net loss to net cash used in operating activities:
	5,100	-
Movement in operating assets and liabilities:
(Increase) in inventory	(281)	(249)
Decrease in deferred revenue	(340)
Increase in accounts payable	12,336	36,021
Increase in interest payable	84	-
Net cash used in operation activities	(1,806)	(6,188)

Cash flows from financing activities
Note payable related party
Advances from shareholder - borrowings	2,145	5,211
Net cash provided by financing activities	2,145	5,211

Net increase (decrease) in cash	339	(977)

Cash at beginning of period	251	1,257

Cash at end of period	$590	$280

Supplemental information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to the unaudited condensed financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Nine Month Periods Ended September 30, 2015 and 2014

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015.

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

CASH AND CASH EQUIVALENTS

The Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three month.s or less to be cash equivalents. The Company does not have any cash equivalent as of September 30, 2015 and December 31, 2014

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, including cash, accounts payable and advances from shareholders approximate their fair value due to the short maturities of these financial instruments.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Nine Month Periods Ended September 30, 2015 and 2014

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine months ended September 30, 2015 and 2014.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine month periods ended September 30, 2015 and 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Nine Month Periods Ended September 30, 2015 and 2014

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses of $1,999 and $18,705 for the three and nine months ended September 30, 2015, accumulated deficit of $159,024 as of September 30, 2015  and negative operating cash flows of $1,806 for the nine months ended September 30,2015.These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

No shares of common stock were issued during the three and nine month period ending September 30, 2015.

At September 30, 2015 the Company had 10,278,000 shares of common stock issued and outstanding.

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $24,864 and $22,719 respectively for September 30, 2015 and December 31, 2014. The loan does not accrue interest and is due upon demand.

During the period ended September 30, 2015 monies were paid to various vendors by a related party amounting to $4,140 with deferred interest of $2,560 in exchange for notes payable of $10,200 accruing interest at 2% per annum. Interest expense at September 30, 2015 was $5,064 and accrued interest at September 30, 2015 was $84.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015 we generated no revenues, compared to revenues of $84 generated during the three months ended September 30, 2014.  Cost of sales for the three months ended September 30, 2015 was $0 (2014-$25) and consequently our gross profit was $0 for the three months ended September 30, 2015 (2014-$59).

General and administrative expense during the three months ended September 30, 2015 were $1,030, compared to $10,553 during the three months ended September 30, 2014, a decline of $9,523.  This decline was as a result of a material decline in legal fees, which were incurred in the previous quarter relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $1,999 during the three months ended September 30, 2015 ($0.00 per share) compared to a net loss of $10,494 during the three months ended September 30, 2014.

Comparison of Results of Operations for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015 we generated revenues of $761, compared to revenues of $340 generated during the nine months ended September 30, 2014.  Cost of sales for the nine months ended September 30, 2015 was $17 (2014-$110) and consequently our gross profit was $744 for the nine months ended September 30, 2015 (2014-$230).

General and administrative expense during the nine months ended September 30, 2015 were $14,385, compared to $42,190 during the nine months ended September 30, 2014, a decline of $27,805.  This decline was as a result of a material decline in legal fees, which were in incurred in the previous quarter relating to our attempts to have our common stock approved for trading on the OTCQM.

As a result, we incurred a net loss of $13,641 during the nine months ended September 30, 2015 ($0.00 per share) compared to a net loss of $41,960 during the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $590 in cash.

At September 30, 2015, we had current assets, comprising of cash and inventory, of $871 and current liabilities of $115,670 resulting in a working capital deficit of $114,799. We have experienced losses since our inception (December 26, 2005). This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $1,806 during the nine months ended September 30, 2015, compared to $6,188 in net cash used during the nine months ended September 30, 2014.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the nine months ended September 30, 2015 and 2014.

Cash flows provided by financing activities were $2,145 and $5,211 during the nine months ended September 30, 2015 and 2014, which related to notes payable to a related party in the current period.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our nine month period ended September 30, 2014, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the nine months ended September 30, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

 ITEM 5.  OTHER INFORMATION

The Company has formed two wholly owned subsidiaries following the end of the calendar quarter.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2015.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer