Form 10-K
period 2015-12-31
Yummy Flies, Inc.
filed 2016-04-14
CIK 1501257

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

As of April 14, 2015, the Registrant had 10,278,000 shares of Common Stock issued and outstanding.

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

As funding permits we plan to hire a marketing/sales representative to initiate our wholesale base and expand our current retail base.  The Internet has provided only limited exposure and sales have been disappointing to date.  In order for us to realize our objectives we must hire a professional marketer, order enough supplies and materials to create an inventory of flies and DVD's, and create a publicity/marketing packet.  We believe the cost for one year of operation would be approximately $100,000, including $35,000 for a marketer, $1,883 for latex (enough for 24,000 flies), $40,000 for hooks (24,000 flies times the 16 patterns we are currently tying), $150 for dubbing, $50.00 for thread, $168 for feathers, $2850.00 for DVD cases (3,000 cases each for the 5 DVD's that have already been produced) $4,480 for 16,000 bulk DVD's, and $200 for printer paper for DVD covers.  We also estimate it will cost approximately $15,000 to develop a marketing kit.

We are also looking into the possibilities of representing other manufacturers of unique tying materials and selling the same through our on-line catalogue.  We have completed our web site which has opened a merchant account to accept all major credit cards and is presently accepting orders.  In June 2010 we entered into an agreement to represent NRS, Inc., a leading marketer and manufacturer of paddle sports products, including products for kayaking, rafting and associated outdoor activities, to sell their personal watercraft "the GigBob."  We believe that the GigBob is a unique personal watercraft because it is frameless and most importantly it has a 15-foot platform that can be used for storage or the fisherman can stand on the platform to cast.  We also believe that this is a unique and important advantage that other personal watercrafts do not have at this time.  We were one of the first Internet company's' to offer it for retail sales.  Features of the Gigbob include:

●	It has no frame. It is a personal fishing boat that can be rowed and is rigid without a frame. The patented frameless design means you can fold it up and pack it on your back without having to break down a frame.

●	The drop-stitch construction lets you put 4-6 pounds per square inch of air pressure into the multiple air chambers, to obtain stiff, rigidity.

●	The 15 square feet of flat area on the GigBob deck provides space for all of a fisherman's tackle, cooler, extra rods and other equipment.

●	The pontoons are wide and flat, which provides stability. We believe a person can stand on the deck without fear of tipping and the flat bottoms provide a very shallow waterline to insure that the craft slips right over rocks that snag a rounded pontoon.

●	Detachable pontoons with NRS' batten attachment system for an even lighter weight kick boat.

●	The seat and built-in foot pegs give you full support for an all-day fishing expedition.

●	It is sold with an adjustable padded seat, Carlisle 7' two-piece oars with sleeves and oar rights, oar plates, oar mounts, oar locks, springs and split rings, oar rests, two Easy Access Tackle Bags, stripping apron and a carrying backpack to haul it all in.

●	Repair kit included.

●	5 Year warranty

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.
During the year ended December 31, 2015 we generated revenues of $910, while we generated no revenues during our fiscal year ended December 31, 2014.  We believe that our revenues will remain insufficient to meet our operating expenses until we can raise additional equity capital for sales and marketing activities, as well as to commence mass production of our flies.  See "Part 1, Item 1, Business."

Our cost of sales during the fiscal years ended December 31, 2015 and 2014 was $42 and $0, respectively.  Consequently, our gross profit for the fiscal years ended December 31, 2015 and 2014 was $868 and $0, respectively.

Our general and administrative expense during our fiscal year ended December 31, 2015 was $24,581, compared to $53,529 during our fiscal year ended December 31, 2014, a decrease of $28,948.  This decrease was primarily as a result of reduced legal fees incurred during 2015.

As a result, we incurred a net loss of $28,832 during the year ended December 31, 2015 (less than $0.01 per share) compared to a net loss of $53,529 during the year ended December 31, 2014.

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

Liquidity and Capital Resources

At December 31, 2015, we had $714 in cash.

Net cash used in operating activities was $2,771 during the fiscal year ended December 31, 2015, compared to $6,531 during 2014.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the years ended December 31, 2015 and 2014.

Cash flows provided or used by financing activities were $3,234 and $5,525 during 2015 and 2014, respectively, and related to advances we received from one of our shareholders

To date, our operations have been limited and we have generated limited revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $100,000 in additional working capital to be utilized for marketing and sales of our existing products, including hiring a marketing/sales person, advertising brochures and a presence at fly shows (booth space) (estimated cost of $35,000), generate an inventory of DVD's and flies ($35,000) and develop a marketing kit for distribution ($20,000, with the balance for working capital and general and administrative expense.  As described above under "Plan of Operation" we also believe we will require a total of up to $500,000 in additional capital to fully implement our business plan, as described herein.    While no assurances can be provided, we believe that if we are only able to raise $100,000 we should be able to successfully increase our inventory of fishing flies and as a result, we believe that the revenues generated from the sale of these flies will be sufficient to allow us to continue to grow.    See "Part I, Item 1, Business."  We lack a market presence that is needed in order for us to succeed.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the fututed

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

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

For the years ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Yummy Flies, Inc.
We have audited the accompanying balance sheet of Yummy Flies, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $169,151 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
April 14, 2016

Yummy Flies, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets

Cash in bank	$714	$251
Inventory	366	-

TOTAL CURRENT ASSETS	1,080	251

Property & Equipment

Equipment (net of Accumulated Depreciation $2,593 and	-	-
$2,593 respectively)

TOTAL ASSETS	$1,080	$251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Advances From Shareholders	$25,953	$22,719
Notes payable related parties	10,200	-
Interest payable	139
Deferred revenue	-	340
Accounts Payable	89,714	73,286

TOTAL CURRENT LIABILITIES	126,006	96,345

TOTAL LIABILITIES	126,006	96,345

Stockholders' Equity
Common Stock (par value $.001; Authorized 100,000,000 shares;
issued and outstanding December 31, 2015 and 2014, respectively 10,278,000)	10,278	10,278
Capital Paid in Excess of Par	33,947	33,947
Accumulated deficit	(169,151)	(140,319)

TOTAL STOCKHOLDERS' DEFICIT	(124,926)	(96,094)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,080	$251

See accompanying notes to the financial statements

Yummy Flies, Inc.
Statements of Operations

	Year Ended		Year Ended
	December 31,		December 31,
	2015		2014

REVENUES - Sales	$910		$-

COST OF GOODS SOLD	42		-

Gross Profit	868		-

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting	9,470		12,950
General and administrative	7,882		6,725
Legal	5,838		33,854
Stock transfer	1,391		-
Total General and Administrative Expenses	$24,581		$53,529

(Loss) from operations	(23,713)		(53,529)

Other income (expense) - interest expense	(5,119)		-

Net (loss)	$(28,832)		$(53,529)

Basic (Loss) Per Share: Basic and diluted	$(0.00	) *	$(0.01)

Weighted Average Common Shares Outstanding: Basic and diluted	10,278,000		10,278,000
* denotes a loss of less than $(0.01) per share

See accompanying notes to the financial statements

Yummy Flies, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at December 31, 2013	10,278,000	$10,278	$32,447	$(86,790)	$(44,065)

Expenses paid on behalf of Company by third party			1,500		1,500
Net (loss)	-	-	-	(53,529)	(53,529)

Balance at December 31, 2014	10,278,000	$10,278	$33,947	$(140,319)	$(96,094)

Net (loss)	-	-	-	(28,832)	(28,832)
Balance at December 31, 2015	10,278,000	$10,278	$33,947	$(169,151)	$(124,926)

See accompanying notes to the financial statements

Yummy Flies, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Net (loss)	$(28,832)	$(53,529)

Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Expenses paid by third party on behalf of Company	-	1,500
Expenses paid through issuance of note payable	10,200	-
Inventory decrease (increase)	366	714
Increase in interest payable	139	-
Increase in deferred revenue	(340)	340
Increase (decrease) in accounts payable	16,428	44,444

Net cash (used) in operation activities	(2,771)	(6,531)

Cash flows from investing activities
Purchase equipment (increase)	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities
Advances from shareholder – borrowings	3,234	5,525
Advances from shareholder – payments		-
Issuance of common stock
Capital paid in excess of par	-	-

Net cash provided by financing activities	3,234	5,525

Net increase in cash	463	(1,006)

Cash at beginning of period	251	1,257

Cash at end of period	$714	$251

Supplemental information:
Expenses paid by third party on behalf of Company	$-	$1,500
Note payable issued to pay expense	$10,200	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies

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

INCOME TAXES
The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended December 31, 2015 and 2014.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.  As of December 31, 2015 and 2014 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of Financial Accounting Standards Board (FASB) accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2015 and 2015, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method.

ACCOUNTING FOR DERIVATIVES LIABILITIES

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the Company's financial instruments meet the criteria for derivative accounting as of December 31, 2015 and 2014.

EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR AQUIRING GOODS OR SERVICES

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.  When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

NONCASH EQUITY TRANSACTIONS

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated market value of the equity instrument, or at the estimated value of the goods or services received whichever is more readily determinable.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs.  Expenses are recognized when incurred.

BASIC AND DILUTED NET (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended December 31, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2015 and 2014.

REVENUE RECOGNITION

The Company is focused on the software industry for data storage software. The Company does not expect to generate revenues until additional money is received in order to continue building software and marketing the software.  Once completed, revenues would be recognized as its software and services are sold or its products become marketable.

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

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

The Company has chosen to adopt the ASU for the Company's financial statements as of December 31, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

IMPACT OF NEW ACCOUNTING STANDARDS (Continued)

In August, 2014, the FASB issued ASU No.2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) ("ASU 2014- 15"), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

Note 3 – Capital Stock

The Company authorized 100,000,000 shares of $.001 par value common stock. On September 20, 2010 the Company authorized a 9 to 1 forward stock split making the outstanding amount of common stock 10,278,000 shares.  All references to the Company's issued and outstanding shares of common stock herein are on a post forward split basis.  Through December 31, 2015, the Company issued a total of 10,278,000 shares.

The Company has declared no other dividends through December 31, 2015.

Note 4 -  Note Payable

The Company at December 31, 2015 and December 31, 2014 had outstanding notes payable for $10,200 and $-0- to related party shareholders, unsecured, bearing an interest rate at 2% per annum and all are due on demand. Interest expense under the notes for the years ended December 31,  2015 and 2014 was $139 and $-0- respectively. Accrued interest at December 31, 2015 and 2014 was $139 and $-0- respectively.

During the year ended December 31, 2015, the Company settled $5,220 of accounts payable by issued five note payables in total amount of $10,200 bearing interest of 2% and are due on demand. The difference of $4,980 was additional prepaid interest built into the notes and recorded as interest expense. Combined with the interest computed on the notes payable, total interest at December 31, 2015 is $5,119.

Yummy Flies, Inc.
Notes to Financial Statements
For the years ended December 31, 2015 and 2014

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2015 and 2014, the Company had approximately $169,151 and $140,319 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $65,343, and $54,205 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2015 and 2014 was approximately $11,138 and $20,678 respectively.

Note 6 -  Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $25,953 and $22,719 respectively for December 31, 2015 and 2014.  The loan does not accrue interest and is due upon demand.

Note 7 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 11, 2016, the date the financial statements were available to be issued.

On or about April 11, 2016, Gary Okizaki, the Chief Executive Officer, Director and majority shareholder of the Company, and Monroe Coleman, Vice-President, Secretary and Director of the Company, sold an aggregate of 6,975,000 shares of restricted common stock of the Company to Robert Lee. Concurrently, Mr. Lee agreed to purchase the 1,350,000 shares held by Brian Yamauchi, the Vice-President, Treasurer and Director of the Company, and to cancel such shares.  These transactions have not been reflected the books and records the Company as the date of this report, but will be consummated and so reflected on or before April 22, 2016.  Following  the consummation of the transactions described above, Mssrs. Okizaki, Yamauchi and Coleman will have completely divested of their ownership of common stock of the Company.  Each of Mssrs. Okizaki, Yamauchi and Coleman remain, however, a director and officer of the Company.

As a result of the transaction described above, Mr. Lee will, upon consummation, acquire approximately 78% of the total votes entitled to be cast at any meeting of shareholders, giving him voting control of the Company.  Mr. Lee obtained the funds for the purchase of the Company's common stock in the transaction from its available cash on hand.

The approval of the board of directors and shareholders of the Company was not required for the transactions described herein.

Effective April 11, 2016, Robert Lee was  appointed as a member of the Board of Directors.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2015, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2014, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 11, 2016, the date the financial statements were available to be issued.

On or about April 11, 2016, Gary Okizaki, the Chief Executive Officer, Director and majority shareholder of the Company, and Monroe Coleman, Vice-President, Secretary and Director of the Company, sold an aggregate of 6,975,000 shares of restricted common stock of the Company to Robert Lee. Concurrently, Mr. Lee agreed to purchase the 1,350,000 shares held by Brian Yamauchi, the Vice-President, Treasurer and Director of the Company, and to cancel such shares.  These transactions have not been reflected the books and records the Company as the date of this report, but will be consummated and so reflected on or before April 22, 2016.  Following  the consummation of the transactions described above, Mssrs. Okizaki, Yamauchi and Coleman will have completely divested of their ownership of common stock of the Company.  Each of Mssrs. Okizaki, Yamauchi and Coleman remain, however, a director and officer of the Company.

As a result of the transaction described above, Mr. Lee will, upon consummation, acquire approximately 78% of the total votes entitled to be cast at any meeting of shareholders, giving him voting control of the Company.  Mr. Lee obtained the funds for the purchase of the Company's common stock in the transaction from its available cash on hand.

The approval of the board of directors and shareholders of the Company was not required for the transactions described herein.

Effective April 11, 2016, Robert Lee was  appointed as a member of the Board of Directors.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Gary Okizaki	68	President, Chief Executive Officer, Chairman of the Board

Brian Yamauchi	44	Vice-President, Treasurer and Director

Monroe Coleman	65	Vice-President, Secretary and Director

Robert Lee		Director

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

Robert Lee was appointed director in April, 2016.  Mr. Lee is an experienced manager and has been the CEO of Paymobile, Inc. since 2014.  Previously, he was the CEO of Global Connections Mining from 2010-2012, and concurrently the CEO of Northern Supply, Inc. from 2010-2014 and a partner of Tango Wireless from 2010-2011.  From 2000-2007, Mr. Lee was the CEO of Versatech Industries.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Mr. Gary Okizaki (1) 1848 So. Lamar Ct. Lakewood, CO 80232	6,255,000 (2)	60.9% (2)

Common	Brian Yamauchi (1) 67 California Ave. Wahiawa, HI 96786	1,350,000 (2)	13.1% (2)

Common	Monroe Coleman (1) 32171 Lodgepole Dr. Evergreen, CO 80439	648,000 (2)	6.3% (2)

Common	Mr. Robert Lee (1) 1848 So. Lamar Ct. Lakewood, CO 80232	(2)	(2)

Common	All Officers and Directors As a Group (3 persons)	8,253,000 (2)	80.3% (2)

_________________

(1)         Officer and Director of our Company.

(2)            On or about April 11, 2016, Gary Okizaki, and Monroe Coleman agreed to sell an aggregate of 6,975,000 shares of restricted common stock of the Company to Robert Lee. Concurrently, Mr. Lee agreed to purchase the 1,350,000 shares held by Brian Yamauchi, and to cancel such shares.  These transactions have not been reflected the books and records the Company as the date of this report, but will be consummated and so reflected on or before April 22, 2016.  Following  the consummation of the transactions described above, Mssrs. Okizaki, Yamauchi and Coleman will have completely divested of their ownership of common stock of the Company.  Each of Mssrs. Okizaki, Yamauchi and Coleman remain, however, a director and officer of the Company.  As a result of the transaction described above, Mr. Lee will have acquired approximately 78% of the total votes entitled to be cast at any meeting of shareholders, giving him voting control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We operate from our offices at 1848 South Lamar Ct., Lakewood, CO 80232.  Our President/CEO provides this space to us on a rent-free basis.

Gary Okizaki, one of our officers has advanced monies to allow us to pay our expenses. The balance due the officer/shareholder was $25,953 and $22,719, respectively for December 31, 2015, and December 31, 2014.  These loans do not accrue interest, have not been memorialized in writing and are due upon demand.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Cutler & Co., LLC, our independent accountant, during our fiscal year ended December 31, 2013 and Anton Chia our independent accountant, during our fiscal year ended December 31, 2014:

	December 31, 2015	December 31, 2014

Audit Fees	$4,500	2,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,500	$2,100

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

Dated: April 14, 2016	Yummy Flies INC. By: s/ Gary Okizaki Gary Okizaki, Principal Executive Officer

By: s/ Brian Yamauchi Brian Yamauchi, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

s/ Gary Okizaki
Gary Okizaki, Director

s/ Brian Yamauchi
Brian Yamauchi, Director

s/ Monroe Colman
Monroe Colman, Director