Form 10-Q
period 2016-03-31
Yummy Flies, Inc.
filed 2016-05-23
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2016

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

The number of shares of the registrant's only class of common stock issued and outstanding as of May 23, 2016, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I.
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited)	4

	Unaudited Condensed Statements of Operations for the Three Month Periods Ended March 31, 2016 and 2015
		5
	Unaudited Condensed Statements of Cash Flows for the for the Three Month Periods Ended March 31, 2016 and 2015
		6
	Notes to Unaudited Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

UNAUDITED FINANCIAL STATEMENTS

For The Three Month Interim Periods Ended March 31, 2016 and 2015
(Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$714	$714
Inventory	-	366
TOTAL CURRENT ASSETS	714	1,080
TOTAL ASSETS	$714	$1,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	78,074	89,714
Advances From Shareholders	25,500	25,953
Notes payable related parties	12,200	10,200
Interest payable	-	139

TOTAL CURRENT LIABILITIES	115,774	126,006
TOTAL LIABILITIES	$115,774	$126,006
STOCKHOLDERS' DEFICIT
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000 as of March 31, 2016 and December 31, 2015	10,278	10,278
Capital paid in excess of par	33,947	33,947
Accumulated deficit	(159,285)	(169,151)
TOTAL STOCKHOLDERS' DEFICIT	(115,060)	(124,926)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$714	$1,080

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Operations
(Unaudited)

	Unaudited	Unaudited
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2016	2015

REVENUES - Sales	$-	$642
COST OF GOODS SOLD	-
Gross Profit	-	642
GENERAL AND ADMINISTRATIVE EXPENSES:
Accounting	5,795	3,850
General and administrative	110	2,005
Stock transfer	15,933	-
Total General and Administrative Expenses	$21,838	5,885
(Loss) from operations	(21,838)	(5,213)

Other income (expense)
Interest expense	(1,016)	-
Gain on extinguishment of debt	32,720	-
Total other income (expense)	31,704	-
Net (loss)	$9,866	$(5,213)

Basic (Loss) Per Share: Basic and diluted	$0.00	$(0.00)*
Weighted Average Common Shares Outstanding: Basic and diluted	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Unaudited	Unaudited
	Three Months	Three Months
	March 31,	March 31,
	2016	2015

Net Income/(loss)	$9,866	$(5,213)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain on extinguishment of debt	(32,720)	-
Changes in assets & liabilities:
Increase (decrease) in deferred revenue	-	(340)
Increase (decrease) in accounts payable and accrued interest	21,307	5,809
Net cash (used in)/provided by operation activities	(1,547)	256

Cash flows from financing activities:
Proceeds from note payable-related parties	2,000	-
Advances from shareholder - payment	(453)	-
Net cash provided by financing activities	1,547	-

Net change in cash	$-	$256

Cash at beginning of period	$714	$251
Cash at end of period	$714	$507

Supplemental information:
Expenses paid by third party on behalf of Company	$-	$1,500
Inventory used to pay debt	$366	$-
Gain on extinguishment of debt	$32,720	$-

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2016 and 2015

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the three March 31, 2016 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2016.

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
INCOME TAXES
The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2016 and 2015

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three March 31, 2016 and 2015.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three month periods ended March 31, 2016 and 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2016 and 2015

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

No shares of common stock were issued during the three month period ending March 31, 2016.

At March 31, 2016 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends since inception (December 26, 2005) through March 31, 2016

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $25,500 and $25,953 respectively for March 31, 2016 and December 31, 2015. The loan does not accrue interest and is due upon demand.

During the period ended March 31, 2016, the Company borrowed $2,000 from a related party to pay various vendor invoices amounting $1,045 with deferred interest of $955. The notes payable of $2,000 has an interest rate at 2% per annum, unsecured,and due on demand. Interest expense for the three month March 31, 2016 and 2015 was $1,016 and $-0- respectively. Accrued interest at March 31, 2016 and December 31, 2015 was $-0- and $139 respectively.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2016 and 2015

Note 6 – Subsequent Events

On or about April 11, 2016, Gary Okizaki, the Chief Executive Officer, Director and majority shareholder of the Company, and Monroe Coleman, Vice-President, Secretary and Director of the Company, sold an aggregate of 6,975,000 shares of restricted common stock of the Company to Robert Lee. Concurrently, Mr. Lee agreed to purchase the 1,350,000 shares held by Brian Yamauchi, the Vice-President, Treasurer and Director of the Company, and to cancel such shares.  These transactions have not been reflected the books and records the Company as the date of this report, but will be consummated and so reflected on or before May 31, 2016.  Following  the consummation of the transactions described above, Mssrs. Okizaki, Yamauchi and Coleman will have completely divested of their ownership of common stock of the Company.  Each of Mssrs. Okizaki, Yamauchi and Coleman remain, however, a director and officer of the Company.

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

Our executive offices are located at 1848 South Lamar Ct., Lakewood, CO 80232, telephone (303) 619-2503.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016 we generated no revenues, compared to revenues of $642 generated during the three months ended March 31, 2015.  Cost of sales for the three months ended March 31, 2016 was $0 (2015-$0) and consequently our gross profit was $0 for the three months ended March 31, 2016 (2015-$(642)).

General and administrative expense during the three months ended March 31, 2016 were $21,838, compared to $5,885 during the three months ended March 31, 2015.  This increase was as a result of cost of stock transfers.  However, we had $32,720 of debt releases during the period, compare to none in the prior period.   As a result, we incurred a net income of $9,866 during the three months ended March 31, 2016 ($0.00 per share) compared to a net loss of $5,213 during the three months ended March 31, 2016.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $714 in cash.

At March 31, 2016, we had current assets, comprising of cash and inventory, of $714 and current liabilities of $115,774 resulting in a working capital deficit of $115,060. We have experienced losses since our inception (December 26, 2005). This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $1,547 during the three months ended march 31, 2016, compared to $256 in net cash provided by during the three months ended March 31, 2015.  We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $0 during the three months ended March 31, 2016 and 2015.

Cash flows provided by financing activities were $1,547 during the three months ended March 31, 2016 and 2015.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2016.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of march 31, 2016, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2016, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended March 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

 ITEM 5.  OTHER INFORMATION

The Company has formed two wholly owned subsidiaries following the end of the calendar quarter.

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23,  2016.

YUMMY FLIES, INC.

By:	/s/ Gary Okizaki
Gary Okizaki , Principal Executive Officer

By:	/s/ Brian Yamauchi
Brian Yamauchi , Principal Financial Officer and Principal Accounting Officer