Form 10-Q
period 2016-06-30
Yummy Flies, Inc.
filed 2016-08-22
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2016

Commission File Number 000-54888

YUMMY FLIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8496798
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

23101 Lake Center Drive, Suite 100
Lake Forest, CA 92630
 (Address of principal executive offices) (Zip Code)

(855) 326-8537
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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 22 2016, was 10,278,000 shares.

TABLE OF CONTENTS

		Page No.

	PART I.
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited)	4

	Unaudited Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015
		5
	Unaudited Condensed Statements of Cash Flows for the for the Three Month Periods Ended June 30, 2016 and 2015
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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Yummy Flies, Inc.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Month Period Ended June 30, 2016 and 2015
  (Unaudited)

Yummy Flies, Inc.
Condensed Balance Sheets

	Unaudited	Audited
	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$714	$714
Inventory	-	366
TOTAL CURRENT ASSETS	714	1,080
TOTAL ASSETS	$714	$1,080

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Advances From Shareholders	$-	$25,953
Notes payable related parties	-	10,200
Interest payable	-	139
Accounts Payable	20,040	89,714
TOTAL CURRENT LIABILITIES	20,040	126,006
TOTAL LIABILITIES	20,040	126,006
Stockholders' Deficit
Common stock (par value $0.001; authorized 100,000,000 shares;
issued and outstanding 10,278,000 as of June 30, 2016 and December 31, 2015	10,278	10,278
Capital paid in excess of par	149,721	33,947
Accumulated deficit	(179,325)	(169,151)
TOTAL STOCKHOLDERS' DEFICIT	(19,326)	(124,926)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$714	$1,080

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

REVENUES	$-	$119	$-	$761

COST OF GOODS SOLD	-	17	-	17

Gross Profit	-	102	-	744

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting	2,038	4,390	7,833	8,240
General and administrative	2,410	2,609	2,520	4,614
Legal	15,000	-	15,000	-
Stock transfer agent	592	500	16,525	500
Total General and Administrative Expenses	20,040	7,499	41,878	13,354

Loss from operations	(20,040)	(7,397)	(41,878)	(12,610)

Other income (expense)
Interest expense	-	(4,095)	(1,016)	(4,095)
Gain on debt extinguishment	-	-	32,720	-

Total other income (expense)	-	(4,095)	31,704	(4,095)

Net loss	$(20,040)	$(11,492)	$(10,174)	$(16,705)

Basic Loss Per Share: Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)

Weighted Average Common Shares Outstanding: Basic and diluted	10,278,000	10,278,000	10,278,000	10,278,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	June 30,	June 30,
	2016	2015

Net (loss)	$(10,174)	$(16,705)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Debt release	(32,720)	-
Additional interest from conversions to note payable	-	4,100
Inventory decrease (increase)	-	(171)
Increase (decrease) in interest payable	(139)	35
Increase (decrease) in deferred revenue	-	(340)
Increase (decrease) in accounts payable	41,033	11,484

Net cash (used) in operation activities	(2,000)	(1,597)

Net cash provided by investing activities	-	-

Cash flows from financing activities
Advances from shareholder - received	577	1,936
Advances from shareholder - payment	(577)	-
Proceeds from note payable related parties	2,000

Net cash provided by financing activities	2,000	1,936

Net increase in cash	-	339

Cash at beginning of period	714	251

Cash at end of period	$714	$590

Supplemental information:
Expenses & Debt paid by third party on behalf of Company	$115,774	$1,500
Inventory used to pay debt	$366	-
Notes payable issued to pay expenses	$2,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2016 and 2015

Note 1 – Organization and Summary of Significant Accounting Policies

ORGANIZATION

Yummy Flies.com, Inc. (the "Company"), was incorporated in the State of Colorado on December 26, 2005. The Company was formed to produce and distribute flies and other fishing supplies, as well as instructional DVD's. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2016.

For a complete set of footnotes, reference is made to the Company's Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2016 and 2015

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month and six month periods ended June 30, 2016 and 2015.

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

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and six month periods ended June 30, 2016 and December 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2016 and 2015

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

No shares of common stock were issued during the three month period ending June 30, 2016.

At June 30, 2016 the Company had 10,278,000 shares of common stock issued and outstanding.

The Company has declared no dividends since inception (December 26, 2005) through June 30, 2016.

Note 5 - Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $-0- and $25,953 respectively for June 30, 2016 and December 31, 2015. The loan does not accrue interest and is due upon demand.

During the period ended June 30, 2016, monies was paid to various vendors by a related party amounting to $1,045 with deferred interest of $955 in exchange for notes payable of $2,000 accruing interest at 2% per annum. Interest expense for the three month and six month periods June 30, 2016 and 2015 was $-0- and $1,016 and $ 4,095 respectively. Accrued interest at June 30, 2016 and December 31, 2015 was $-0- and $139 respectively.

Yummy Flies, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three Month and Six Month Periods Ended June 30, 2016 and 2015

Note 5 - Related Party Activity (Continued)

On or about April 11, 2016, Gary Okizaki, the Chief Executive Officer, Director and majority shareholder of the Company, and Monroe Coleman, Vice-President, Secretary and Director of the Company, sold an aggregate of 6,975,000 shares of restricted common stock of the Company to Robert Lee. Concurrently, Mr. Lee agreed to purchase the 1,350,000 shares held by Brian Yamauchi, the Vice-President, Treasurer and Director of the Company, and to cancel such shares.  These transactions have not been reflected the books and records the Company as the date of this report, but will be consummated and so reflected on or before May 31, 2016.  Following  the consummation of the transactions described above, Mssrs. Okizaki, Yamauchi and Coleman will have completely divested of their ownership of common stock of the Company.  Each of Mssrs. Okizaki, and Yamauchi remain, however, a director and officer of the Company.  Mr. Coleman resigned from the board effective March 24, 2016.

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

In connection with the acquisition of shares described above, Mr. Lee paid outstanding accounts payable of $78,074, the notes payable of $12,400 including accrued interest of $200, and shareholder advances of $25,500 for a total of $116,174.

Note 6 – Subsequent Events

Effective July 18, 2016 (the "Closing Date"), Yummy Flies, Inc. (the "Company") entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA") and certain shareholders of PURA (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company on approximately a 1:4.2 basis, (after giving effect to certain share cancellations).  At the Closing Date, Robert Lee, the holder of 8,289,000 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held approximately 1,926,000 shares.  Also on the Closing Date, the Company issued approximately 6,267,000 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  The shares of PURA common stock issuable upon exercise of options will be exchanged for approximately 470,000 Shares of the Company's common stock, par value $0.001 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, the holders of the majority shares of common of PURA have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company's common stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA is now a majority owned subsidiary of the Company.

On June 2, 2016, PURA entered into that certain subscriptions agreement with an accredited investor for the issuance of convertible promissory notes (the "Notes") in the aggregate principal amount of $400,000, which are convertible into shares of common stock of the Company at $0.75 per share.  The Notes were converted into 144,056 shares of common stock of the Company on or about August 3, 2016.

Also on August 3, 2016, the holders of options issued by Pura Naturals, Inc. and adopted by the Company, agreed to exercise such options.  As a result, James Kordenbrock and Robert Doherty were issued 313,350 and 156,675 shares, respectively.

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

Since inception our business has been to establish an on-line fly fishing company, specializing in marketing trout flies.  We also plan to market a series of fly tying DVD's.  Our principal marketing efforts are directed to the post-war "Baby Boomers."  The Company also expanded its product offerings to fishermen and outdoor enthusiasts in July through an acquisition.

Effective July 18, 2016 (the "Closing Date"), the Company entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA") and certain shareholders of PURA (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company on approximately a 1:4.2 basis, (after giving effect to certain share cancellations).  At the Closing Date, Robert Lee, the holder of 8,289,000 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held approximately 1,926,000 shares.  Also on the Closing Date, the Company issued approximately 6,267,000 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  The shares of PURA common stock issuable upon exercise of options will be exchanged for approximately 470,000 Shares of the Company's common stock, par value $0.001 per share.  As of the date of the filing of this Quartely Report on Form 10-Q, the holders of the majority shares of common of PURA have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company's common stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA is now a majority owned subsidiary of the Company.

PURA, a Delaware corporation, was formed in 2013. PURA partnered with Advanced Innovative Recovery Technology, Inc. (AIRTech), to create a revolutionary and proprietary bio-based foam called BeBetterFoam® that is made from renewable resources instead of petroleum. PURA markets and sells a line of cleaning products based on the BeBetterFoam® platform for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development.  The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), is latex-free.  PURA products are also non-toxic, contain Plant-Based/ renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% Natural, bio-degradable, sustainable, Vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.   The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA belives tbat the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.
BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by AIRTech and exclusively licensed to PURA, and is incapable of being reverse engineered.

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016 we generated no revenues, compared to revenues of $119 generated during the three months ended June 30, 2015.  Cost of sales for the three months ended June 30, 2016 was $0 (2015-$17) and consequently our gross profit was $0 for the three months ended June 30, 2016 (2014-$102).

General and administrative expense during the three months ended June 30, 2016 were $20,040, compared to $7,449 during the three months ended June 30, 2015.  This increase was as a result of legal fees.  As a result, we incurred a net loss of $20,040 during the three months ended June 30, 2016 ($0.00 per share) compared to a net loss of $7,397 during the three months ended June 30, 2015.

Comparison of Results of Operations for the six months ended June 30, 2016 and 2015

During the six months ended June 30, 2016 we generated no revenues, compared to revenues of $761 generated during the six months ended June 30, 2015.  Cost of sales for the three months ended June 30, 2016 was $0 (2015-$17) and consequently our gross profit was $0 for the three months ended June 30, 2016 (2014-$744).

General and administrative expense during the six months ended June 30, 2016 were $41,878, compared to $12,610 during the six months ended June 30, 2015.  This increase was as a result of cost of legal fees and stock transfers. As a result, we incurred a net loss of $41,878 during the six months ended June 30, 2016 ($0.00 per share) compared to a net loss of $12,610 during the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had $714 in cash.

At June 30, 2016, we had current assets, comprising of cash and inventory, of $714 and current liabilities of $20,040 resulting in a working capital deficit of $19,326. We have experienced losses since our inception (December 26, 2005). This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $2,000 during the six months ended June 30, 2016, compared to $1,597 in net cash used during the three months ended June 30, 2015.

Cash flows provided or used in investing activities were $0 during the six months ended June 30, 2016 and 2015.

Cash flows provided by financing activities were $2,000 and $1,936 during the six months ended June 30, 2016 and 2015.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2016.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of march 31, 2016, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended June 30, 2016, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended June 30, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

The Company has formed two wholly owned subsidiaries following the end of the calendar quarter.

Share Exchange Agreement

Effective July 18, 2016 (the "Closing Date"), Yummy Flies, Inc. (the "Company") entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA") and certain shareholders of PURA (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company on approximately a 1:4.2 basis, (after giving effect to certain share cancellations).  At the Closing Date, Robert Lee, the holder of 8,289,000 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held approximately 1,926,000 shares.  Also on the Closing Date, the Company issued approximately 6,267,000 shares of common stock to the PURA shareholders.   Such shares were issued and canceled, as the case may be, on August __, 2016.  In addition, shares issuable under outstanding options of PURA will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  The shares of PURA common stock issuable upon exercise of options will be exchanged for approximately 470,000 Shares of the Company's common stock, par value $0.001 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, the holders of the majority shares of common of PURA have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company's common stock.  As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA is now a majority owned subsidiary of the Company.

ITEM 5.  OTHER INFORMATION (Continued)
The above description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed July 18, 2016.
Subscription Agreement
On June 2, 2016, PURA entered into that certain subscriptions agreement (the "Subscription Agreement") with an accredited investor for the issuance of convertible promissory notes (the "Notes") in the aggregate principal amount of $400,000, which are convertible into shares of common stock of the Company at $0.75 per share.  The Notes were converted into 144,054 shares of common stock of the Company on or about August 3, 2016.
Also on August 3, 2016, the holders of options issued by Pura Naturals, Inc. and adopted by the Company, agreed to exercise such options.  As a result, James Kordenbrock and Robert Doherty were issued 313,350 and 156,675 shares, respectively.

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22,  2016.

YUMMY FLIES, INC.

By:	/s/ James Kordenbrock
James Kordenbrock , Principal Executive Officer

By:	/s/ Robert Doherty
Robert Doherty , Principal Financial Officer and Principal Accounting Officer