Form 10-Q
period 2016-09-30
PURA NATURALS, INC.
filed 2016-11-28
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2016

Commission File Number 000-54888

PURA NATURALS, INC.
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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 21, 2016 was 33,392,530 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

PURA NATURALS, INC.
Unaudited Financial Statements

For the Three and Nine Month Period Ended September 30, 2016 and 2015
  (Unaudited)

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$27,356	$14,797
Restricted cash	-	99,900
Accounts receivable, net	100,721	84,565
Due from related parties	98,440	-
Inventory	-	3,447
Prepaid expenses and other current assets	29,750	9,681
Total current assets	256,267	212,390

Intangible assets	4,825	3,250
TOTAL ASSETS	$261,092	$215,640

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$195,079	$256,558
Accrued expenses	100,915	2,525
Due to related parties	15,923	28,813
Deferred income	56,788	88,505
Note payable	23,500	-
Total current liabilities	392,205	376,401

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,392,530 and
22,865,573 shares issued and outstanding at September 30, 2016 and December 31, 2015	33,393	22,866
Additional paid-in capital	1,302,384	537,016
Accumulated deficit	(1,466,890)	(720,643)
Total stockholders' deficit	(131,113)	(160,761)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$261,092	$215,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$73,284	$222,695	$323,512	$383,836
Cost of goods sold	55,339	92,608	165,224	139,678
Gross profit	17,945	130,087	158,288	244,158

Operating expenses:
Selling expenses	8,785	45,824	27,586	108,603
General and administrative expenses	341,843	386,826	876,364	1,216,372
Total operating expenses	350,628	432,650	903,950	1,324,975
Loss from operations	(332,683)	(302,563)	(745,662)	(1,080,817)

Other income (expense)
Interest expense	-	-	(585)	-
Total other income (expense)	-	-	(585)	-
Loss before provision for income taxes	(332,683)	(302,563)	(746,247)	(1,080,817)

Provision for income taxes	-	-	-	-

Net loss	$(332,683)	$(302,563)	$(746,247)	$(1,080,817)

Weighted average shares outstanding :
Basic	30,893,246	22,429,287	25,594,046	20,645,106
Diluted	30,893,246	22,429,287	25,594,046	20,645,106

Loss per share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)

OPERATING ACTIVITIES:
Net loss	$(746,247)	$(1,080,817)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	16,759	16,513
Common stock issued for services	180,676	220,250
Change in current assets and liabilities:
Accounts receivable	(16,156)	(140,730)
Due from related parties	(98,440)	-
Inventory	3,447	780
Prepaid expenses and other assets	(20,069)	(22,934)
Accounts payable	(81,519)	34,249
Accrued expenses	98,390	(36,322)
Due to related parties	(12,890)	(103,553)
Deferred income	(31,717)	(31,200)
Net cash used in operating activities	(707,766)	(1,143,764)

INVESTING ACTIVITIES:
Payment for intangible assets	(1,575)	(450)
(Increase)/decrease in restricted cash	99,900	-
Net cash provided by (used in) investing activities	98,325	(450)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	198,500	1,500,000
Proceeds from issuance of convertible note payable	400,000	-
Proceeds from issuance of note payable	23,500	-
Net cash provided by financing activities	622,000	1,500,000

NET INCREASE (DECREASE) IN CASH	12,559	355,786

CASH, BEGINNING OF PERIOD	14,797	4,447

CASH, END OF PERIOD	$27,356	$360,233

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$400,000	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Pura Naturals, Inc. (formerly Yummy Flies, Inc.) (the "Company" or "Pura - CO") was incorporated under the laws of the State of Colorado on December 26, 2005.  On November 17, 2016, the Company changed its name from Yummy Flies, Inc. to Pura Naturals, Inc.

Pura Naturals, Inc., ("Pura - DE") was incorporated on April 20, 2015 under the laws of the state of Delaware.  Prior to incorporating in Delaware, the Company was incorporated on October 21, 2013 under the laws of the state of Nevada as a limited liability company.  On June 30, 2015, the Company exchanged membership interests in the Nevada company for common stock of the Delaware company.

Effective July 18, 2016, the Company and Pura - DE entered into a share exchange agreement by and among the Company, Pura – DE and certain stockholders of Pura - DE.  Pursuant to the share exchange agreement, the Company agreed to exchange the outstanding common and preferred stock of Pura - DE for shares of common stock of the Company.  On the closing date, the Company issued 23,187,876 shares of common stock to the Pura - DE.   In addition, shares issuable under outstanding options of Pura - DE will be exercisable into shares of common stock of Company, pursuant to the terms of such instruments. At the closing date, Robert Lee, the holder of 30,536,100 shares of the Company's common stock, agreed to cancelation of such shares leaving 7,625,700 shares issued and outstanding.  Upon completion of the foregoing transactions, the Company had an aggregate of 30,813,576 shares of common stock issued and outstanding.  As a result of the share exchange agreement and the other transactions contemplated thereunder, Pura - DE is now a wholly owned subsidiary of the Company.

The exchange of shares with Pura - DE was accounted for as a reverse acquisition under the purchase method of accounting since Pura - DE obtained control of the Company. Accordingly, the merger of Pura - DE into the Company was recorded as a recapitalization of Pura - DE, Pura - DE being treated as the continuing entity. The historical financial statements presented are the financial statements of Pura - DE. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Pura - CO, were $20,040.

The Company is engaged in the marketing and sales of consumer products through the use of direct sales, brokers and distributors to wholesalers, mass merchandisers, retail stores and on the internet.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") were omitted pursuant to such rules and regulations  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016.

Stock Split

On November 17, 2016, the Company affected a 3.7 to 1 forward stock split.  All share and per share information has been retroactively restated to reflect this forward stock split.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financing or generate profitable operations.  For the nine months ended September 30, 2016, the Company incurred a net loss of $746,247, and had negative cash flows from operations of $707,766, and at September 30, 2016, the Company had a working capital deficit and stockholders' deficit of $135,938 and $131,113, respectively. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company's products resulting from waste conversion of selected feedstocks and services from water remediation.

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PURA - DE, and have been prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2016 and December 31, 2015, the Company did not have any cash equivalents.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Restricted Cash

At December 31, 2015, the Company was required to maintain a separate bank account with a financial institution as collateral for a Company credit card.  In March 2016, the Company canceled the credit card and the balance in the restricted account became available to the Company.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 and $0 at September 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  At December 31, 2015, all of the inventory was finished goods inventory.

Intangible Assets

Intangible assets consist of amounts paid to obtain trademarks.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2015, the Company believes there was no impairment of its long-lived assets.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of September 30, 2016 and December 31, 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Revenue Recognition

The Company recognizes revenue from sales of consumer products to wholesalers, mass merchandisers and retail stores. The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred income.

Deferred Income

In some instances, the Company receives payments prior to delivery of its products, whereupon such revenues are deferred until the revenue recognition criteria are met.  Deferred income as of September 30, 2016 and December 31, 2015was $56,788 and $88,505, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 0 and 1,714,919 options outstanding as of September 30, 2016 and December 31, 2015, respectively.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 0 and 1,714,919 potentially dilutive securities outstanding during 2016 and 2015, respectively related to options outstanding.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its financial statements.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company's financial statements. Early adoption is permitted.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company's financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Note 3 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At September 30, 2016 and December 31, 2015, the amounts due from related parties was $98,440 and $0, respectively.  At September 30, 2016 and December 31, 2015, the amounts due to related parties was $15,923 and $28,813, respectively.

Note 4 – Convertible Note Payable

On June 2, 2016, the Company entered into convertible note payable agreement for $400,000 with an investor of which $200,000 was funded in June 2016 and $200,000 was funded in July 2016.  The convertible note is unsecured, bear interest at 4% annually, and is due from December 31, 2016.  The convertible note payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.75 per shares.  The Company determined that the convertible note payable did not contained a beneficial conversion feature as the conversion price was greater than Company's current stock price.  As of September 30, 2016, the entire convertible note of $400,000 was converted into 533,000 shares of the Company's common stock.

Note 5 – Note Payable

At September 30, 2016, the Company has a note payable of $23,500.  The note payable accrues interest at 6% per annum, is due on August 10, 2017 and is secured by a personal guarantee of a former officer.

Note 6 – Stockholders' Deficit

Common stock

During the nine months ended September 30, 2016, the Company issued shares of common stock as follows:

•	322,303 shares for services valued at $180,676. The shares were valued based on the Company's stock price at the date of issuance;

•	306,861 shares for cash of $198,500;

•	1,739,093 shares upon the exercise of stock options;

•	533,000 shares for the conversion of a convertible note payable; and

•	7,625,700 shares in connection with the reverse merger transaction described in Note 1.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30 2016 AND 2015 (UNAUDITED)

Stock options

The following is a summary of stock option activity:
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2015	1,714,919	0.008	*	$959,229
Granted	24,174	0.008
Forfeited	-
Exercised	(1,739,093)	0.008
Outstanding, September 30, 2016	-
Exercisable, September 30, 2016	-

* - the options do not have an expiration date

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $16,759 and $16,513during the nine months ended September 30, 2016 and 2015, respectively. All the options granted in 2016 vested immediately.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted in 2016 are as follows:

Risk-free interest rate	1.74%
Expected life of the options	2.5 years
Expected volatility	350%
Expected dividend yield	0%

Note 7 – Commitments and Contingencies

The Company entered into an exclusive license agreement with Advanced Innovative Recovery Technologies, a related party, to license the use of manufacturing territory, processes,  products,  property, improvements and trademarks as agreed upon for a period of ten years, commencing July 1, 2015 and renewable for an additional ten years.  For these rights the licensee is required to make a down payment of $750,000 of which one-half (1/2) is due in July 2016 and the other half in July 2017.  The July 2016 payment has not yet been made.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

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

Overview and History

Pura Naturals, Inc., ("we,"   "our"   or the "Company") was incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010, we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In November 2016, we filed an amendment to our Articles of Incorporation changing our name to "Pura Naturals, Inc."  In September 2010, we engaged in a forward split of our issued and outstanding Common Stock whereby nine (9) shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  In addition, in November 2016, we engaged in a forward split of our issued and outstanding Common Stock whereby 3.7 shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  All references to our issued and outstanding Common Stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Effective July 18, 2016 (the "Closing Date"), the Company entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the Closing Date, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the Closing Date, the Company issued approximately 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA – DE is now a majority owned subsidiary of the Company.

The exchange of shares with Pura - DE was accounted for as a reverse acquisition under the purchase method of accounting since Pura - DE obtained control of the Company. Accordingly, the merger of Pura - DE into the Company was recorded as a recapitalization of Pura - DE, Pura - DE being treated as the continuing entity. The historical financial statements presented are the financial statements of Pura - DE. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Pura - CO, were $20,040.

PURA - DE, a Delaware corporation, was formed in 2013 (See Note 1). PURA – DE partnered with Advanced Innovative Recovery Technology, Inc. (AIRTech), to create a revolutionary and proprietary bio-based foam called BeBetterFoam® that is made from renewable resources instead of petroleum. PURA- DE markets and sells a line of cleaning products based on the BeBetterFoam® platform for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating , spas and pools), pet care, infant care and industrial use currently under development.  The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), is latex-free.  PURA - DE products are also non-toxic, contain Plant-Based/ renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% Natural, bio-degradable, sustainable, Vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.   The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA - DE believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.
BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by AIRTech and exclusively licensed to PURA - DE, and is incapable of being reverse engineered.

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,	September 30,	Dollar	Percentage
	2016	2015	Change	Change
Sales	$73,284	$222,695	$(149,411)	-67.1%
Cost of goods sold	55,339	92,608	(37,269)	-40.2%
Gross profit	17,945	130,087	(112,142)	-86.2%
Selling expenses	8,785	45,824	(37,039)	-80.8%
General and administrative expenses	341,843	386,826	(44,983)	-11.6%
Interest expense	-	-	-	N/A
Net loss	(332,683)	(302,563)	(30,120)	10.0%

Sales for the three months ended September 30, 2016 were $73,284 a decrease of $149,411or 67.1% from $222,695 for the same period in 2015.  The decrease was due to the loss of major customer due to shipping errors.

Cost of goods sold for the three months ended September 30, 2016 were $55,339 a decrease of $37,269 or 40.2% from $92,608 for the same period in 2015.  The decrease was due to product shipped to wrong location.  Cost of goods sold as a percentage of sales was 75.5% for the three months ended September 30, 2016 compared to 41.6% for the same period in 2015.  Cost of goods sold increased as a percentage of sales due to product shipped to wrong location not returned to inventory for resale.

Selling expenses for the three months ended September 30, 2016 were $8,785 a decrease of $37,039 or 80.8% from $45,824 for the same period in 2015.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the three months ended September 30, 2016 were $341,843 a decrease of $44,983 or 11.6% from $386,826 for the same period in 2015.  The decrease was due to a decrease in payroll and related costs.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,	September 30,	Dollar	Percentage
	2016	2015	Change	Change
Sales	$323,512	$383,836	$(60,324)	-15.7%
Cost of goods sold	165,224	139,678	25,546	18.3%
Gross profit	158,288	244,158	(85,870)	-35.2%
Selling expenses	27,586	108,603	(81,017)	-74.6%
General and administrative expenses	876,364	1,216,372	(340,008)	-28.0%
Interest expense	585	-	585	N/A
Net loss	(746,247)	(1,080,817)	334,570	-31.0%

Sales for the nine months ended September 30, 2016 were $323,512 a decrease of $60,324 or 15.7% from $383,836 for the same period in 2015.  The decrease was due the loss of major customer due to shipping errors offset by addition of new customers.

Cost of goods sold for the nine months ended September 30, 2016 were $165,224 an increase of $25,546 or 18.3% from $139,678 for the same period in 2015.  The increase was due to the addition of new customers..  Cost of goods sold as a percentage of sales was 51.1% for the nine months ended September 30, 2016 compared to 36.4% for the same period in 2015.  Cost of goods sold increased as a percentage of sales due to product shipped to wrong location not returned to inventory for resale.

Selling expenses for the nine months ended September 30, 2016 were $27,586 a decrease of $81,017 or 74.6% from $108,603 for the same period in 2015.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the nine months ended September 30, 2016 were $876,364 a decrease of $340,008 or 28.0% from $1,216,372 for the same period in 2015.  The decrease was due to a decrease in payroll and related costs.

Liquidity and Capital Resources

As of September 30, 2016, we had $27,356 in cash.

At September 30, 2016, we had current assets of $256,267 and current liabilities of $392,205 resulting in a working capital deficit of $135,938. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $707,766 during the nine months ended September 30, 2016, compared to $1,143,764 in net cash used during the nine months ended September 30, 2015.  The decrease in cash used in operating activities is due to the reduction in the net loss for the nine months ended September 30, 2016 compared to the same period in 2015.

Cash flows provided by investing activities were $98,325 during the nine months ended September 30, 2016 compared to cash used in investing activities of $450 during the nine months ended September 30, 2015.  The increase in cash provided by investing activities is due to the release during the nine months ended September 30, 2016 of cash previously restricted.

Cash flows provided by financing activities were $622,000 and $1,500,000 during the nine months ended September 30, 2016 and 2015, respectively.  The decrease in cash provided by financing activities is due to the reduction cash received from the sale of common stock during the nine months ended September 30, 2016 compared to the same period in 2015; offset by increases in cash received from the issuance of notes payable and convertible notes payable.

To date, our operations have not generated any profits.  We have funded our operating to date through the sales of our common stock and issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventory

Inventory is valued at the lower of the inventory's cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Revenue Recognition

The Company recognizes revenue from sales of consumer products to wholesalers, mass merchandisers and retail stores. The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred income.

Deferred Income

In some instances, the Company receives payments prior to delivery of its products, whereupon such revenues are deferred until the revenue recognition criteria are met.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.    We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended September 30, 2016, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 18, 2016 (the "Closing Date"), the Company entered into that certain Share Exchange Agreement (the "Share ent") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the Closing Date, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the Closing Date, the Company issued approximately 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

On August 3, 2016, Jim Kordenbrock has exercised an option to purchase 1,159,395 shares of common stock of the Company, and Robert Doherty has exercised an option to purchase 579,698 shares of common stock of the Company.  In addition, Scott Clayton converted a promissory note into 533,000 shares of Common Stock on August 3, 2016.

The Company also sold an 306,861 shares of common stock to eighteen (18) accredited investors during the period beginning July 1, 2016 and ending September 29, 2016, at a price per share of $0.65.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 25,  2016.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Robert Doherty
Robert Doherty , Principal Financial Officer and Principal Accounting Officer