Form 10-K
period 2016-12-31
PURA NATURALS, INC.
filed 2017-04-28
CIK 1501257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-54888

PURA NATURALS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8496798
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

23101 Lake Center Drive, Suite 100
Lake Forest, CA 92630
 (Address of principal executive offices)

(855) 326-8537
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $73.85 million.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	33,417,828

PURA NATURALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this annual report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "should", "project", "expect", "believe", "estimate", "anticipate", "intend", "continue", "potential", "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;
•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal legislation and state legislative and regulatory initiatives relating to the energy industry;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2016, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "we," "us," "our," or the "Company" refer to Pura Naturals, Inc. (Colorado) and our subsidiary Pura Naturals, Inc. (Delaware).   The term "PURA" refers to our operating subsidiary, Pura Naturals, Inc. (Delaware).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1.  BUSINESS

Overview of Our Business

Pura Naturals, Inc. (the "Company") markets and sells a line of cleaning products based on the BeBetterFoam® platform for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development through our operating subsidiary Pura Naturals, Inc., a Delaware corporation ("PURA").  PURA was formed in 2013.  The inspiration for the Company's creation was the Gulf of Mexico oil spill in 2010. This massive spill released over 200 million gallons of oil along the Gulf Coast, making it one of the worst oil disasters in history. The immediate impact on the environment and wildlife was devastating. PURA partnered with Advanced Innovative Recovery Technology, Inc. (AIRTech), a significant shareholder of PURA, to create a revolutionary and proprietary bio-based foam that was created to clean up the Gulf. The non-toxic foam called BeBetterFoam® is made from renewable resources instead of petroleum.

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

Pura Marine, the Marine Division of Pura Naturals, offers biologically-based oil-absorbent technologies to the commercial and consumer markets. Working alongside industrial partners, Pura Marine has developed environmentally sustainable oil spill prevention products and solutions targeted towards the marine oil transport, oil refining and trucking industries. Pura Marine also provides plant-based foam products to the recreational boating and fishing industries.

The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.  BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by AIRTech and exclusively licensed to PURA, and is incapable of being reverse engineered.

Recent Developments

History

We were incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com, Inc."  In March 2010 we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  We previously were engaged in marketing and selling of hand crafted fly fishing ties and other fishing accessories that had been developed by management.  We underwent a change of control in July 2016, following which we acquired our new, and current, business lines.  We change the company name to Pura Naturals, Inc. in November 2016.

Share Exchange Agreement

Effective July 18, 2016 (the "Closing Date"), Pura Naturals, Inc., then known as Yummy Flies, Inc. (the "Company") entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA") and certain shareholders of PURA (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company on approximately a 1:4.2 basis, (after giving effect to certain share cancellations).  At the Closing Date, Robert Lee, the holder of 8,289,000 shares of common stock, agreed to their cancelation.  Other than Robert Lee, shareholders of Company common stock held approximately 1,926,000 shares.  Also on the Closing Date, the Company issued approximately 6,267,000 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA were exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  The shares of PURA common stock issuable upon exercise of options were exchanged for approximately 470,000 Shares of the Company's common stock, par value $0.001 per share.  As of the date of the filing of this Current Report on Form 8-K, the holders of the majority shares of common of PURA have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company's common stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA is now a majority owned subsidiary of the Company.

The Name Change and Stock Split

On November 4, 2013, the Company filed Articles of Amendment to its Amended Articles of Incorporation (the "Articles of Amendment") with the Secretary of State of the State of Colorado effecting a 3.7 for 1 forward stock split of the Company's common stock (the "Forward Stock Split"), and increase in the authorized shares of common stock to 500,000,000 (the "Share Increase") and a name change of the Company to Pura Naturals, Inc. (the "Name Change", and together with the Forward Stock Split and Share Increase, the "Corporate Actions").

The Forward Stock Split did not change the value of any stockholder's shares of common stock with the par value remaining at $0.001 or any stockholder's ownership percentage of the common stock, except for minimal changes resulting from the treatment of fractional shares. We did not issue any fractional shares as a result of the Forward Stock Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Forward Stock Split, the number of shares owned by any stockholder would not be a whole number.

The Forward Stock Split proportionately increased all issued and outstanding shares of our common stock, as well as common stock underlying stock options, warrants and other common stock based equity grants outstanding and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our convertible notes were also proportionately reduced and the respective conversion prices were proportionately increased.

The Corporate Actions and the Amended Articles became effective on November 16, 2016 following compliance with notification requirements of the Financial Industry Regulatory Authority and the expiration of a 20-day waiting period following mailing of notification to shareholders of the actions taken by written consent.

Available Information

We file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our corporate headquarters are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  Our telephone number is (855) 326-8537. We maintain a website at www.puranaturalsproduct.com that links to our electronic SEC filings and contains information about our subsidiaries which is not a part of this report.  All the above documents are available free of charge on our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC

Industry Overview

Today, the global economy continues to encourage manufacturers toward adopting an environmentally conscious effort in the development of industrial and consumer products. Countries like China and the U.S. have taken the lead in this global effort by proposing criteria for businesses to become more "green." The European Union began to follow suit by requiring companies within the EU with more than 500 employees to report on environmental and sustainability issues by the end of 2016. As "going green" is continuing to be a major focal point among the business environment, the demand for earth conscious products and businesses continue to grow and be more desirable.

In the past, we have expanded our earth conscious strategy throughout all aspects of our business practices. This provided us with a competitive advantage by allowing ourselves to establish a presence among the environmentally conscious market space. In order to increase our market share regarding the environmentally conscious market space, we will have to increase our product awareness within the space we have already captured as a means to gain market expansion.

Our Products

We are a diversified manufacturer with one of the fastest growing U.S. market presence of any multi-industry company. We continue to turn revenue off of product classics like the kitchen sponge and Bilge Boom. The company operates in four business segments: Health Care, Consumer, Marine, and Oil Spill Prevention. "Big box stores" which carry the Pura Naturals brand such as Target and Mother's Market have demonstrated that our products are becoming increasingly popular in the U.S. Our U.S. market penetration positions Pura Naturals to take advantage of the North American economies such as those in Canada and the Latin Americas.

We realized our technologies surpass the industry's standard for foam products.  With this in mind, we laid out strategic steps toward introducing new products that will target multiple industries we have yet to hold a market presence. The goal is to introduce our foam technology into the automobile, equine sponge, and furniture industry as an effort to increase market share and boost the environmentally conscious effort

Our Suppliers

We identify Advanced Innovative Recovery Technologies, Inc. (AIRTech) and Level Naturals as our main manufacturer/suppliers for the products branded under the name of "Pura Naturals." Our supplier selection was made largely impart to the strategic alliance we built alongside AIRTech along with the natural composition and quality of Level Natural's soap in 2013.

Our Customers

Pura Naturals products are sold through numerous distribution channels, including directly to consumer and through numerous retailers, wholesalers, brokers and distributors throughout the US. Pura Naturals products are also available direct to consumer through their own e-commerce website, and Amazon.com. Through our on line sales we sell to many small customers along with large retail accounts.

The following tables set forth those customers which accounted for 10% or more of our sales in 2016:

Name of Customer	Sales %

KeHe	22%
Amazon	21%
Meijer	10%

Sales and Marketing

Pura Naturals increased our sales distribution channel through the addition of new distributors and retail partnership including Target Stores, Wegmans Food Markets, Meijer's Supermarkets and CVS. Pura Naturals also received media coverage in several magazines including Family Circle (Top Cleaning award), and received recommendations during a Today Show airing of Spring Cleaning Tips segment. In addition, we managed to utilize PR services provided by Woods & Company, and Hype Media to assist with marketing efforts. Starting January of 2016, our primary marketing focus was directed toward product awareness rather than brand awareness.

The market segments we captured by the end of 2015, educated us on the fact that consumers care more about what solutions the product provided rather then what the brand represented. With the knowledge and understanding we acquired from our targeted consumers, we felt it was necessary to make a change in our marketing efforts. Since then, we have noticed a gradual increase in the demand for our products as we began to acquire more reorders from key vendors.

Competition

In the household market, Pura Naturals competes directly with 3M which holds a majority of the market share. Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges and O-Cel-O™ Sponges; they own the Scotch Brite sponge and O-Cel-O™ brand of sponges. While Pura Naturals products cater more towards the environmentally conscious consumers, the 3M's distribution channels are well carved out, and they have familiarity from retailers and consumers alike. The bright yellow and green Scotch Brite sponge is one of the most recognizable products on market. For the Pura Natural Health, Beauty and Skin care products, primary competitors are from the Proctor & Gamble and Unilever brands of products.  The Marine division's primary competitor is 3M.

Increased competition could reduce our operating margins, profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as more advertising funds and broader coverage and exclusive arrangements in desirable locations. These competitors could provide a wider range of media and advertising ads, which could cause us to lose market share or reduce prices in order to compete, which could decrease our revenues, gross margins and profits. We cannot guarantee that we will be able to compete against these existing and new competitors.

Our Intellectual Property

As of December 31, 2016, we have 6 registered trademarks and no copyrights or patent rights.

Trademarks we hold are: "Pura Naturals", "Better Clean | Better Planet", "Mighty Soap Sponges", "Tiny Sponge, Mighty Clean", "Pura Naturals Pet" and "Pura Pet".

Our Research and Development

No material costs have been incurred on research and development activities for 2016 and 2015.  We do not expect to incur significant research and development costs in the coming future.  All true material development is performed by the licensor.

Employees

As of December 31, 2016, the Company had 4 employees at our office located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA, all of which are full-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or work stoppage or any difficulty in recruiting staff for our operations.

The Company has and maintains a Qualified Employee Stock Incentive Plan as a means of alternative compensation for employees and key consultants in which distributions are made in the discretion of the Board of Directors and the Chief Executive Officer.

The Company provides and contributes towards medical and dental insurance for the employees. We believe we are in material compliance with the relevant laws in that particular.  In the future, the Company intends to offer employees with additional benefits, including pension or retirement plans.

Government Regulation

Manufacturing

The manufacturing of the Company's products takes place in California. The laws and regulations of the United States, California, and local jurisdiction where the Company's products are manufactured require certain general safety guidelines for the raw materials that are used in the Company's products, as well as for employees in the workplace.

The Company's license agreement with Advanced Innovative Recovery Technologies, Inc. ("AirTech") of June, 2015 provides the Company with the right to manufacture the Company's products and/or participate in the manufacturing of the Company's products with AirTech. Currently, AirTech is conducting the primary manufacturing function for the Company's products at the request of the Company.

The manufacturing process for the Company's products complies with "best practices", does not involve toxic materials or emissions, is effluent, involves production of PH neutral products, results in a negative carbon footprint manufacturing value, and is compliant with all known and applicable safety laws and regulations.

Labeling

The labeling of the Company's products is compliant with the laws of the United States as those laws may be applicable. None of the products made and sold by the Company constitute a food, drug or intended cosmetic governed under the United States Food and Drug Administration. The statements made on the labels of the Company's products regarding the functions of the products, the contents and volumes within the packaging, and the pricing do not conflict with any known rule or regulation and accurately reflect the nature and efficacy of the products.

Advertising

United States and California advertising laws and regulations set forth certain content requirements for advertisements in the United States and California, which include prohibitions on, among other things,  misleading content.

Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information.

The Company implemented procedures to ensure the contents of all advertisements are properly reviewed for accuracy and truthfulness prior to publication.

Environmental Matters

The Company's operations are subject to various environmental regulations. We believe that we are in substantial compliance with applicable laws, rules and regulations relating to the protection of the environment and that our compliance will have no material effect on our capital expenditures, earnings or competitive position.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from operations since our inception. We expect our operating expenses will increase over the next 12 months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $5,000,000 to $10,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $300,000 through cash reserves and the convertible debt facility with Mammoth Corporation.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history of the company's new direction; No assurance of profitability; anticipated losses.

We have a limited operating history with PURA and, accordingly, have a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. Our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

The Company has not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

We may need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While the Company will have the potential ability to negotiate prices that benefit its clients and affect its profitability as it garners market-share and increases its book of business, margins in the energy business are fluid, and the Company's margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

If demand for our products does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of health / beauty, cleaning and marine products. We believe, and our growth expectations assume, that the markets for our suite of products will continue to grow, that we will increase our penetration of these markets and that our anticipated revenue from selling into this market will continue to increase. If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be harmed.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Factors that may cause our operating results to fluctuate include:

•	our ability to arrange financing for operations;
•	our ability to acquire products to resell to our customers;
•	changes in federal, state and local government policies and programs
•	the timing of orders where we recognize revenue on a percentage of completion basis;
•	a customer's decision to delay our work, on or other risks involved with, a particular order;
•	availability and costs of labor and equipment;
•	the addition of new customers or the loss of existing customers;
•	the size and scale of new customers;
•	our ability to control costs, including operating expenses;
•	changes in the mix of our products;
•	the length of our sales cycle;
•	the productivity and growth of our sales force;
•	changes in pricing by us or our competitors, or the need to provide discounts to win business;
•	costs related to the acquisition and integration of companies or assets;
•	general economic trends or geopolitical events such as war or incidents of terrorism; and
•	future accounting pronouncements and changes in accounting policies.

Our business is at risk if we lose key personnel or is unable to attract and integrate additional skills personnel.

The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project management, and business development and sales professionals. Competition for personnel, particularly those with expertise in the consumer goods industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing orders in accordance with customer schedules and pricing, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new customers / orders. Further, any increase in demand for personnel may result in higher costs, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our executive officers and our president and chief executive officer. If we were to lose the services of any of our executive officers or key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

We operate in a highly competitive industry and competitors may compete more effectively.

Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer products at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

We may be unable to manage our growth effectively.

We expect our business and operations to expand rapidly and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In addition, in order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We plan to expand our business, in part, through future acquisitions.

We plan to use acquisitions of companies or assets to expand our capabilities, expand our geographic markets, add experienced management and increase our product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions could disrupt business.

Historically, we have not made any acquisitions as part of our growth strategy.  However, we plan to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. Yet, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•
we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;
•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•	we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.
We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;
•	diversion of our management's attention from ongoing business concerns;
•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products;
•	additional expense associated with amortization of acquired assets;
•	charges at the time of acquisitions related to the expensing of process research and development;
•	the exposure to additional debt to fund an acquisition;
•	dilution to existing shareholders should the Company raise additional equity;
•	maintenance of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so would have a material adverse effect on our business, financial condition and operational results.

International operations could expose business to additional risks.

We expect to generate a portion of sales outside the United States in the future. International expansion and sales is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States including:

•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	increased exposure to foreign currency exchange rate risk;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas earnings;
•	general economic conditions in the countries in which we operate; and
•	political unrest, war, incidents of terrorism or responses to such events.

Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue.

Although we possess insurance, warranties from suppliers, and subcontractors obligations to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We rely on outside consultants, employees, manufacturers and suppliers.

We will rely on the experience of outside consultants, employees, manufacturers and suppliers. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such employees or consultants could be obtained under conditions favorable to us.

We rely on Strategic relationships to promote our products.

We will rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

We rely on our suppliers.

We will rely on key vendors and suppliers to provide high quality products and services on a consistent basis. The Company uses outside assembly facilities and contract manufacturers to produce quantities of materials these include, manufacturing facilities, warehouses, shippers, testing facilities and other critical vendor partners. The future success of the Company is contingent on the efforts and performance of these suppliers. Although in the past we have obtained adequate quantities of raw materials and finished product on acceptable terms to meet our requirements, we may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

No Assurance of Revenues.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of the Company's limited operating history and the nature of the markets in which it competes, the Company may not be able to accurately predict its revenues. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's operating results include, among others, demand for the products of the Company, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced products and services by the Company or its competitors, the timing and number of new hires, changes in the Company's pricing policy or those of its competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of the company's products. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in the Company's operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the consumer goods industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

If we fail to protect our intellectual property, our planned business could be adversely affected.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

We may be subject to lawsuits related to products we purchase from our suppliers or the services performed by our providers.

In the future, we may be a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products we purchase from our approved manufacturers and suppliers. We intend to require our approved providers to have product liability insurance, but there can be no assurance that such product liability insurance will be sufficient to protect us against potential liability. Additionally, there is no certainty that we will not be named in an action for product liability. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, we may incur charges in excess of established reserves. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers and joint venture partners. Our business, profitability and growth prospects could suffer if we face such negative publicity.

Risks Related to Our Products

We face a risk of defective products and, as a result, a damaged reputation.

If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to use our products, which could result in the loss of revenues. We may have to invest significant capital and other resources to correct these problems. Such expenditures to correct defects and the effect on our reputation could have a material adverse effect on the business, financial condition and results of operations of the Company.

We face the risk of product liability claims and uninsured losses.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. To date, no claim for damages has been asserted against the Company. There can be no assurance that liability claims will not exceed the coverage limits of any policies purchased by the Company or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to operate may be significantly impaired. In addition, liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company.

We have comprehensive insurance, including liability, fire, and extended coverage. Certain losses of a catastrophic nature such as from floods, tornadoes, thunderstorms and earthquakes are uninsurable or not economically insurable. Such "Acts of God," work stoppages, regulatory actions or other causes, could interrupt operations and adversely affect our business.

It is incumbent upon us to keep up with technological change so that our products can maintain their demand in the marketplace.

There can be no assurance that our competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render the Company's products obsolete or non-competitive. In addition, new technologies and procedures could be developed that replace or reduce the value of our products. Our success will depend in part on our ability to respond quickly to technological changes through the development and introduction of new products and to successfully market these products. There can be no assurance that new product development efforts will result in any commercially successful products. A failure to develop and successfully market new products could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of our common stock, with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

The price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Markets and a market is established and trading has begun, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will continue in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  This property is leased until 3/31/2018 at a rate of $ 2,636.12 / per month.  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

There are 2 litigation matters presently.

In the first matter the Company is seeking remedies against James Kordenbrock, a prior officer, for breach of contract and related theories, in a binding arbitration proceeding demanded by the Company and to be heard in Orange County, California.  The arbitration has not been scheduled and no discovery has been conducted as of this date.  The material allegations against James Kordenbrock are that he departed the Company without adequate notice and breached fiduciary duties to the company during his employment.  There is no ability to assess the likelihood of a recovery against James Kordenbrock at this stage of the proceedings other than to remark that the Company believes that it will prevail in the proceedings.

In the second matter, the Company was named as a defendant in the case of Herdguard, LLC v. Nxt Generation Pet, Inc., et al, Case #16C100272 in Garrard County Circuit Court, State of Kentucky.  The case was brought by Herdguard against Jason Riccardi and Nxt Generation Pet, Inc. for the alleged breach of contract through the unauthorized use of trade secrets owned by Herdguard.  The Company was not involved in the underlying transactions in any way and was erroneously named in the case. The Company is seeking a dismissal from the case.  Presently, the Company has an open-ended extension of time to respond to the complaint in the matter while the parties finalize the anticipated full dismissal.

PART II

ITEM 4.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Since November 23, 2016, our common stock has been quoted on the OTCQB, which is part of the OTC Market Group's quotation system. We were initially traded under the symbol "YMMF" but beginning in November 2016, our stock began trading under the symbol "PNAT".
The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$2.21	$.30
Third Quarter	$.30	$.15
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

FISCAL YEAR ENDED DECEMBER 31, 2015:
Fourth Quarter	n/a	n/a
Third Quarter	n/a	n/a
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 31, 2016, the Company had approximately 200 stockholders of record at VStock Transfer Agent / listed brokers and 33,417,828 shares of common stock were issued and outstanding. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Our registrar and transfer agent for our common stock is VStock Transfer. Its' address is 18 Lafayette, Woodmere, NY 11598, USA and their telephone number and facsimile are +1 212-828-8436and +1 646-536-3179, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, "Securities Authorized for Issuance Under Equity Compensation Plans".

Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

In July, 2016, the Company entered into the Share Exchange Agreement with accredited investors which provided for the issuance of 6,267,000 shares of its common stock in exchange for 100% of the shares of common stock of PURA.

From July through December 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 377,242 shares of its common stock for $299,500.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Date of Issuance	Shares Issued	Value ($)

June 30, 2016	15,460	10,000
July 20, 2016	27,055	17,500
July 21, 2016	38,650	25,000
July 26, 2016	15,460	10,000
August 2, 2016	38,650	25,000
August 4, 2016	19,325	12,500
August 19, 2016	7,730	5,000
August 31, 2016	7,730	5,000
September 9, 2016	10,000	10,000
September 12, 2016	5,000	5,000
September 12, 2016	2,000	2,000
September 15, 2016	4,000	4,000
September 16, 2016	2,500	2,500
September 20, 2016	10,000	10,000
September 22, 2016	5,000	5,000
September 27, 2016	23,190	15,000
September 29, 2016	46,380	30,000
December 16, 2015	50,000	50,000
December 22, 2016	31,818	35,000
December 22, 2016	10,000	11,000
December 30, 2016	3,448	5,000
December 30, 2016	3,846	5,000
Totals	377,242	299,500

Purchases of Our Equity Securities

No repurchases of our common stock were made during 2016.

ITEM 5.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective July 18, 2016 (the "Closing Date"), the Company entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the Closing Date, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the Closing Date, the Company issued 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

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

PURA - DE, a Delaware corporation, was formed in 2013. PURA – DE partnered with Advanced Innovative Recovery Technology, Inc. (AIRTech), to create a revolutionary and proprietary bio-based foam called BeBetterFoam® that is made from renewable resources instead of petroleum. PURA- DE markets and sells a line of cleaning products based on the BeBetterFoam® platform for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development.  The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), is latex-free.  PURA - DE products are also non-toxic, contain Plant-Based/ renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% Natural, bio-degradable, sustainable, Vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.   The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA - DE believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.
Pura Marine, the Marine Division of Pura Naturals, offers biologically-based oil-absorbent technologies to the commercial and consumer markets. Working alongside industrial partners, Pura Marine has developed environmentally sustainable oil spill prevention products and solutions targeted towards the marine oil transport, oil refining and trucking industries. Pura Marine also provides plant-based foam products to the recreational boating and fishing industries.
BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by AIRTech and exclusively licensed to PURA - DE, and is incapable of being reverse engineered.

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

 Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

	Years Ended
	December 31,	December 31,	Dollar	Percentage
	2016	2015	Change	Change
Sales	$400,465	$479,204	$(78,739)	-16.4%
Cost of goods sold	233,453	191,493	41,960	21.9%
Gross profit	167,012	287,711	(120,699)	-42.0%
Selling expenses	62,269	112,439	(50,170)	-44.6%
General and administrative expenses	1,517,389	1,723,986	(446,464)	-25.9%
Interest expense	145,150	17,518	127,632	728.6%
Net loss	$(1,557,796)	$(1,566,232)	$248,303	-15.9%

Sales for 2016 were $400,465 a decrease of $78,739 or 16.4% from 2015.  The decrease was due to the change in marketing philosophy / approach and the exit of a non-profitable customer.

Cost of goods sold for 2016 were $233,453 an increase of $41,960 or 21.9% from 2015.  The increase was due to the addition of new customers.  Cost of goods sold as a percentage of sales was 58.3% for 2016 compared to 40.0% for 2015.  Cost of goods sold increased as a percentage of sales due to product shipped to wrong location not returned to inventory for resale.

Selling expenses for 2016 were $62,269 a decrease of $50,170 or 44.6% from 2015.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for 2016 were $1,517,389 a decrease of $206,597 or 12.0% from 2015.  The decrease was due to a decrease in payroll and related costs.

Interest expense for 2016 was $145,150 an increase of $127,632 or 728.6% from 2015.  The increase was due to penalty interest on the payment due to a related party for the license.

Liquidity and Capital Resources

As of December 31, 2016, we had $14,386 in cash.

At December 31, 2016, we had current assets of $107,835 and current liabilities of $1,315,180 resulting in a working capital deficit of $1,315,180. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $821,304 during 2016, compared to $1,389,300 in net cash used during 2015.  The decrease in cash used in operating activities is due to the reduction in the net loss for 2016 compared to 2015 and changes in operating assets and liabilities.

Cash flows provided by investing activities were $98,325 during 2016 compared to cash used in investing activities of $100,350 during 2015.  The increase in cash provided by investing activities is due to the release during 2016 of cash previously restricted.

Cash flows provided by financing activities were $722,568 and $1,500,000 during 2016 and 2015, respectively.  The decrease in cash provided by financing activities is due to the reduction cash received from the sale of common stock 2016 compared to 2015; offset by increases in cash received from the issuance of notes payable and convertible notes payable.

To date, our operations have not generated any profits.  We have funded our operating to date through product sales, the sales of our common stock, issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2016.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2016, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Payment for license to related party	$740,798	$-	$-	$-	$740,798
Lease	-	31,632			31,632
Note payable	18,068	-	-	-	18,068
Total	$758,866	$-	$-	$-	$790,498

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

Our net losses through December 31, 2016 raise some or substantial doubt about the Company's ability to continue as a going concern.  However, the Company experienced a reduction in losses between 2015 and 2016 as a result of reduction in expenses. Additionally, through our recent disclosures regarding the Company's financing with Mammoth Corporation, the degree of doubt about the Company's ability to continue as a going concern, in the view of management, has been significantly diminished or nearly eliminated. Moreover, the Company has reported in other recent disclosures that the Company has hired key personnel in the areas of sales and marketing that further increase the likelihood that the Company will continue as a going concern.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

ITEM 6A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes and short-term loans are fixed rate securities. Our current exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. Although we do not believe that interest rate has had a material impact on our financial position or results of operations to date, increase in interest rates in the future could increase interest cost on our new debt and could adversely impact our ability to refinance existing debt and limit our acquisition and development activities.

Foreign Currency Exchange Risk

We currently have no significant exposure to foreign exchange risk.

Inflation Risk

Inflationary factors such as increases in the costs to acquire advertising rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 18, 2016, our board of directors dismissed Anton & Chia, LLP ("Anton"), as the independent registered public accounting firm of Yummy Flies, Inc. (the "Company").

Anton's report on the financial statements for the fiscal years ended December 31, 2015 and 2014, contained no diverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph as to a going concern.

During the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim period through November 18, 2016, the date of termination of Anton, (a) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused them to make reference to the subject matter of the disagreement in its reports on the financial statements for such year and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the above disclosures to Anton on November 21, 2016 and requested Anton to provide us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not Anton agrees with the above disclosures.  A copy of Anton's response letter was attached on the 8K filed on November 18, 2016.

On November 7, 2016, our board of directors approved the engagement of MJF & Associates, APC ("MJF"), as the Company's new independent registered public accounting firm.

Pura Naturals, Inc. completed a re-audit of 2015 results by MJF & Associates, APC ("MJF").  We have elected to not file our annual report using audit reports for 2015 by our prior auditor, Anton.  Our 2015 financial statements and results of operations, which were previously audited by Anton, included certain accounting positions with respect to the license of intellectual property and related fees owed to our related party, Advanced Innovative Recovery Tech.  That accounting position treats the license fee simply as an expense when paid, as like a service contract, rather than capitalizing the license fee upon execution of the license agreement, amortizing the license fee over the duration of the license term, and expensing the fee in this fashion.  We believe such accounting positions, while not misleading or a material misstatement of financial results, are not reflective of best accounting practices applicable to our business.  Our current auditor, MJF, agrees with that position and declined to issue an audit report for 2016 if the same accounting position were taken.  Anton has similarly declined to allow use of its 2015 audit report if our corrected accounting position is taken in 2016.  As a result, we commissioned the re-audit of our 2015 financial results by MJF.

During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period to the engagement of MJF, the Company has not consulted MJF regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor consider by the registrant in reaching a decision as to the accounting, auditing or financial reporting issues; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(iv)).

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting, described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)
appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 8B.    OTHER INFORMATION

Not applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Robert Doherty	56	Chief Executive Officer and Chairperson of the Board	2016
Robert Switzer	53	Corporate Secretary and Director	2016
James Kordenbrock(1)	54	Chief Executive Officer and Director	2016

Remarks:

(1)	James Kordenbrock resigned on 10/5/16

Each Director serves until our 2017 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Robert Doherty

Robert is a seasoned business and technology senior executive with expertise in manufacturing, operations, finance and engineering. He has successfully led global businesses and has a proven track record of consistently exceeding revenue and profit objectives.  Robert is a proven expert in translating broad strategies into specific objectives/plans and successfully translating those objectives into action and quantifiable results.  He has taken companies through the Chapter 11 and BIA (Canadian Chapter 11).  He has successfully taken two companies from start-up to multi-million dollars in sales.  Bob has multiple patents and proprietary rights in his name.

Recently Robert led the ALM Tech Group where he created three unique divisions, and incorporated the assets of each to provide solutions for customers' requirements (Boeing, Lockheed and the Department of Defense).

As President, Robert grew sales of ArmorStruxx, a $100+ million manufacturer of comprehensive ballistic and blast protection solutions specializing in lightweight armor system design and integration, from $235,000 to $14.2 million per month within three months.  Robert researched, engineered and qualified a ballistic MRAP armor solution for Navistar Defense in less than 5 weeks, achieving a full production run rate in six weeks.

At Cosmotronic, Robert served as CEO and Board member for a two-facility, 110 employee, and multi-million dollar printed circuit board fabrication company.  He successfully led and guided the company through the Chapter 11 process in five weeks. He was responsible for the restructuring of $42 million in legacy debt and transforming the business from monthly losses into a profitable company, increasing sales while decreasing the cost of operations and overhead.

Robert earned a BSChE from Rutgers University and an MBA from the University of Phoenix. He is involved in numerous civic and community organizations in Southern California.

Robert Switzer

Robert has 25 years of experience in business and executive management, with particular expertise and passion for start-ups. Through the years, Robert has gained vast experience in a wide array of business matters for companies of all sizes.

His expertise includes business start-up consulting, organizational controls, operational design, business development, intellectual property development and profit, sales and marketing development, public relations assistance, trade secret maximization, financial forecasting and modeling, asset management, reorganizations, expansions, mergers and acquisitions, financing, executive management coaching, business valuations, regulatory compliance, divestitures, law, litigation, contract writing and enforcement, commercial and secured transactions, and complex dispute resolution.

As a start-up specialist, Robert has taken businesses from very simple beginning concepts to millions of dollars in sales. As a reorganization specialist, Robert has restructured debt and equity, reduced liabilities by $22,000,000, revitalized net revenue, and accomplished a total turn-around.  Typically, Robert is able to quickly change management pathways from being stagnant or non-productive, to being profitable and providing investor returns. Robert has doubled and tripled the value of intellectual property rights for various business organizations.

Robert's education includes a Bachelor of Science in Business Administration, with a Finance Major, from the University of Arizona. Robert completed his Post-Graduate Juris Doctor degree from the University of San Diego, School of Law in 1989.  He is also a California Licensed Real Estate Broker.  He has been a youth football and lacrosse coach for 14 years.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity  Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2016, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is filed herewith as Exhibit 14.1 and is also available on our corporate website at www.puranaturalsproducts.com.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating, audit or compensation committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company's management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board's full involvement in carrying out its responsibility for risk management.

ITEM 10.  EXECUTIVE COMPENSATION

Persons Covered

As of December 31, 2016, there were only two Executive Officers including Chief Executive Officer and Chief Financial Officer in the Company. The Company's Chief Executive Officer and Chief Financial Officer during fiscal year 2016 and the Company's executive officer as of December 31, 2016, or the Named Executive Officers are set forth below:

Name	Position
Robert Doherty	Chief Executive Officer, Chief Financial Officer and Chairperson of the Board
Robert Switzer	Corporate Secretary and Member of the Board
________

On January 12, 2016, the Company hired Derek Duhame as President effective on that same date.

Compensation Discussion and Analysis

Overview

The Company's executive compensation program is generally designed to align the interests of executives with the interests of shareholders and to reward executives for achieving the Company's objectives. The executive compensation program is also designed to attract and retain the services of qualified executives.

All the compensation packages for executive officers are recommended and proposed by the Remuneration Committee. In determining compensation for executive officers, the Remuneration Committee considers the officers' current compensation, the level of executive compensation packages for similarly situated companies, changes in cost of living, our financial condition, our operating results and individual performance. However, the full Board of Directors determines all such compensation packages.

Executive compensation generally consists of base salary, bonuses and long-term incentive equity compensation such as stock grants or additional options to purchase shares of the Company's common stock as well as various health and welfare benefits. The Board has determined that both the base salary and long-term incentive equity compensation should be the principal component of executive compensation. The Board has not adopted a formal bonus plan, and all bonuses are discretionary.

Elements of Compensation

The executive compensation for (i) the Company's Chief Executive Officer and Chief Financial Officer and (ii) the Company's compensated executive officer who were serving as executive officers (collectively "Named Executive Officers") for 2016 primarily consisted of base salary, long term incentive equity compensation, income tax reimbursement, and other compensation and benefit programs generally available to other employees.  However, all such compensation was deferred by the executive officers in 2016.

Base Salary

The Board establishes base salaries for the Company's Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company's peer group for similar positions. Generally, the Board believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses

Bonuses are intended to compensate the Named Executive Officers for achieving the Company's financial performance and other objectives established by the Board each year. The Board currently does not adopt a formal bonus plan and all bonuses are discretionary.

 Long-Term Incentive Equity Compensation

The Board believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Named Executive Officers were eligible to receive certain number of shares of common stock of the Company. The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the long-term incentive equity compensation plan in the future. Such determination will be made from time to time by the Remuneration Committee (or Board).

Income Tax Reimbursement

There was no income tax reimbursement in 2016 for any Named Executive Officer.

Change-In-Control and Termination Arrangements

None of the Named Executive Officers in 2016 could be terminated without three (3) months advanced notice. Other than as disclosed above, the Company did not have change-in-control arrangements in 2016 with any of its current Named Executives, and the Company was not obligated to pay severance or other enhanced benefits to executive officers.

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2016 and 2016, to the Named Executive Officers:

Name and Principle Position	Year	Salary	Bonus	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Doherty, Chief Executive	2016	-	-	-	$5,585	-	-	-	$5,585
Officer and Chairmen	2015	-	-	-	$43,130	-	-	-	$43,130

James Kordenbrock, Chief Executive	2016	$147,667	-		$11,174	-	-	-	$158,841
Officer and Director	2015	$185,178	-	-	$86,302	-	-	-	$271,480

Robert Switzer, Secretary and	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-

(1)	Compensation for 2016 results from PURA.

(2)
As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

The number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2016	2015
Robert Doherty	92,500	-
James Kordenbrock	46,250	-
Robert Switzer	92,500	-

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during 2016.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Robert Doherty	8/3/2016	555,000		0.001	.65	.65
	6/30/2016		8,629	0.001
James Kordenbrock	8/3/2016	555,000*		0.001	.65	.65
	6/30/2016		17,258	0.001
Robert Switzer	8/3/2016	555,000	-	0.001	.65	.65

*508,750 were cancelled in 2016

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2016 for each of the named executive officers:

Name	Number of securities underlying unexercised options, exercisable (#)	Number of securities underlying unexercised options, unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares or other rights that have not vested ($)

Robert Doherty	92,500	462,500	0	0.001	August 3, 2021	0	0	0	0
CEO and Director

James Kordenbrock	46,250	0	0	0.001	August 3, 2021	0	0	0	0
Former CEO

Robert Switzer	92,500	462,500	0	0.001	August 3, 2021	0	0	0	0
Corporate Secretary

Potential Payments upon Termination or Change-in Control

The employment agreements with current Named Executives may be terminated by giving the other party three-month advance notice. Other than as disclosed above, the Company does not have change-in-control arrangements with any of its current Named Executives, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment. Accordingly, there is no potential payments payable to our current Named Executive Officers upon termination or change-in control.

Director Compensation

Overview

There was no compensation paid to the Directors of the Company in 2016.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2017 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

On August 3, 2016, the Company adopted The 2016 Qualified Employee Stock Incentive Plan (the "Incentive Plan") that provides for the issuance of stock or options to purchase stock to employees, consultants, and professionals at the discretion of the Board of Directors.  The Incentive Plan provides for the issuance of up to 1,500,000 or more shares and/or options to purchase shares in each fiscal and in any subsequent year the plan is extended. As of December 2016, three options to purchase 1,665,000 total shares of the Company common stock had been issued under the Incentive Plan, as follows:

Robert Doherty	555,000 options, vested quarterly over three years
James Kordenbrock	555,000 options, vested quarterly over three years
Robert Switzer	555,000 options, vested quarterly over three years

Option Grants in the Last Fiscal Year

Other than the options granted to James Kordenbrock, Robert Doherty and Robert Switzer, there were no other option grants during 2016.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information as of December 31, 2016, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Robert Doherty	CEO and Director	579,698	1.7
Common Stock	Advanced Materials Technology		1,236,685	3.7
Common Stock	Robert Doherty, adult children		219,834.6
Common Stock	Robert Switzer	Secretary and Director	463,755	1.4
Common Stock	Robert Switzer, affiliates		772,927	2.3
Common Stock	James Kordenbrock	Former CEO	3,014,424	9
All Officers and Directors as a group (3 persons named above)			6,287,323	18.8
Common Stock	AIRTech	5% Security Holder	11,825,829	35.39

Total Shares Owned by Persons Named above			18,113,152	54.2

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as set forth below, during our last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any director or executive officer or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest:

Advanced Innovative Recovery Technologies, Inc. ("AirTech"), a non-controlling shareholder of the Company, is a Licensor of three (3) formulations and related technology to the Company pursuant to an Exclusive License Agreement ("License Agreement") dated June 18, 2015.  AirTech also provides contract manufacturing for the Company as part of the licensing arrangement.  The License Agreement is for a duration of 10 years, and is renewable for an additional 10 year term at the election of the Company. As consideration for such rights under the License Agreement, the Company agreed to1) pay AirTech a one-time up-front License Fee of $750,000 (half of which was deferred for 12 months and the other half deferred for 24 months), 2) pay a 3% royalty from net sales during the term of the Licensing Agreement, and 3) transfer 600,000 shares of Company common stock to AirTech.  As of December 31, 2016, the Company had not paid the deferred first installment of the License Fee and was in arrears to AirTech for such payment.

Robert Doherty and Robert Switzer are current Officers and Directors of AirTech. At the time of entering into the License Agreement (above) and in 2016 Robert Switzer was not a Director of AirTech.

Related Party Transaction Policy

Our Company has a written Related Party Transaction Policy, or the Policy, for the purpose of describing the procedures used to identify, review, approve and disclose, if necessary, any transaction in which (i) the Company is a participant and (ii) a related person has or will have a direct or indirect material interest.

Once a related party transaction in which the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year has been identified, the Audit Committee must review the transaction for approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee shall consider all relevant facts and circumstances, including the following factors:

●	the benefits to the Company of the transaction;
●	the nature of the related party's interest in the transaction;
●	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company and its stockholders;
●	the potential impact of the transaction on a director's independence; and
●	any other matters the Audit Committee deems appropriate.

No director may participate in any discussion, approval or ratification of a transaction in which he or she is a related person.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 13.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MJF & Associates, APC ("MJF") is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2016 and 2015. The following table shows the fees that we paid or accrued for the audit and other services provided by MJF for the fiscal years ended December 31, 2016 and 2015.

Fee Category	2016	2015
Audit Fees	$35,000	$40,000
Audit-Related Fees	$8,000	$8,000
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

Policy on Pre-Approval of Audit Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm. All audit services (including statutory audit engagements as required under local country laws) must be accepted by the Audit Committee before the audit commences.

Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services.

All services provided by MJF & Associates, APC during the fiscal years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2016 and 2015
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015
(iv)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2016 and 2015
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.2	Articles of Amendment to Articles of Incorporation ( incorporated herein by reference from Exhibit 3.4 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.3	Articles of Amendment of Amended Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2106).
3.4	By-Laws (incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
10.1
Form of Share Exchange Agreement, effective as of July 18, 2016, by and among Yummy Flies, Inc., PURA Naturals, Inc. and shareholders of PURA Naturals, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2106).

10
Form of Securities Purchase Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. ((incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10
Form of Registration Rights Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10
Form of Security Agreement dated April 7, 2017, by and between Robert Doherty, Robert Switzer, and Mammoth Corporation (incorporated herein by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10
Convertible Promissory Note Due Nine Months After Issuance Date dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Robert Doherty
Robert Doherty
Chief Executive Officer
(Principal Executive Officer)
Date: April 28 2017

	By:	/s/ Robert Doherty

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 28, 2017

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Doherty and Robert Switzer, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert Doherty	Chief Executive Officer and Director	April 28, 2017
Robert Doherty	(Principal Executive Officer)

/s/ Robert Doherty	Chief Financial Officer	April 28, 2017
Robert Doherty	(Principal Financial and Accounting Officer)

/s/ Robert Switzer	Secretary and Director	April 28, 2017
Robert Switzer

PURA NATURALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pura Naturals, Inc.

We have audited the accompanying consolidated balance sheets of Pura Naturals, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and consolidated cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pura Naturals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2016 and 2015, the Company incurred a net loss of $1,557,796 and $1,566,232, respectively, and had negative cash flows from operations of $821,304 and $1,389,300, respectively. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, the 2015 financial statements have been restated to correct a misstatement. Our Opinion is not modified with respect to this matter.

MJF & Associates
Los Angeles, California
April 28, 2017

PURA NATURALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
		(restated)
ASSETS

Current Assets:
Cash	$14,386	$14,797
Restricted cash	-	99,900
Accounts receivable, net	45,791	84,565
Due from related parties	31,908	-
Inventory	-	3,447
Prepaid expenses and other current assets	15,750	9,681
Total current assets	107,835	212,390

Intangible assets, net	851,719	949,779
TOTAL ASSETS	$959,554	$1,162,169

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$264,224	$256,558
Accrued expenses	196,416	2,525
Due to related parties	763,664	394,611
Deferred income	72,808	88,505
Note payable	18,068	-
Total current liabilities	1,315,180	742,199

Due to related parties	-	348,066
TOTAL LIABILITIES	1,315,180	1,090,265

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized 2016 and 100,000,000 in 2015,
33,612,376 and 22,865,623 shares issued and outstanding at December 31, 2016 and 2015	33,612	22,865
Additional paid-in capital	1,956,536	837,017
Accumulated deficit	(2,345,774)	(787,978)
Total stockholders' equity (deficit)	(355,626)	71,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$959,554	$1,162,169

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
		(restated)

Sales	$400,465	$479,204
Cost of goods sold	233,453	191,493
Gross profit	167,012	287,711

Operating expenses:
Selling expenses	62,269	112,439
General and administrative expenses	1,517,389	1,723,986
Total operating expenses	1,579,658	1,836,425
Loss from operations	(1,412,646)	(1,548,714)

Other income (expense)
Interest expense	(145,150)	(17,518)
Total other income (expense)	(145,150)	(17,518)
Loss before provision for income taxes	(1,557,796)	(1,566,232)

Provision for income taxes	-	-

Net loss	$(1,557,796)	$(1,566,232)

Weighted average shares outstanding	27,585,344	20,783,006

Loss per share	$(0.06)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Members' Interest		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Units	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2014	12,020,000	$(511,546)	-	$-	$-	$-	$(511,546)

Membership interests issued for services	440,500	220,250					220,250
Conversion from LLC to C Corporation	(12,460,500)	1,053,037	19,262,223	19,262	(1,072,299)		-
Common stock issued for cash			2,675,884	2,676	1,497,324		1,500,000
Common stock issued for license			927,516	927	299,073		300,000
Fair value of options		16,513			112,919		129,432
Net loss		(778,254)				(787,978)	(1,566,232)

Balance, December 31, 2015, restated	-	-	22,865,623	22,865	837,017	(787,978)	71,904

Common stock issued for services			447,533	447	278,356		278,803
Common stock issued for cash			401,427	402	304,098		304,500
Common stock issued for exercise of stock options			1,739,093	1,739	(1,739)		-
Common stock issued for convertible note payable			533,000	533	399,467		400,000
Common stock issued in connection with reverse merger			7,625,700	7,626	(27,666)		(20,040)
Fair value of options					167,003		167,003
Net loss						(1,557,796)	(1,557,796)

Balance, December 31, 2016	-	$-	33,612,376	$33,612	$1,956,536	$(2,345,774)	$(355,626)

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
		(restated)

OPERATING ACTIVITIES:
Net loss	$(1,557,796)	$(1,566,232)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization	99,635	49,817
Imputed interest	27,519	17,518
Stock-based compensation	167,003	129,432
Common stock issued for services	278,803	220,250
Change in current assets and liabilities:
Accounts receivable	38,774	(74,277)
Due from related parties	(31,908)	-
Inventory	3,447	(2,667)
Prepaid expenses and other assets	(6,069)	(9,681)
Accounts payable	(12,374)	76,110
Accrued expenses	193,891	25
Due to related parties	(6,532)	(214,092)
Deferred income	(15,697)	(15,503)
Net cash used in operating activities	(821,304)	(1,389,300)

INVESTING ACTIVITIES:
Payment for intangible assets	(1,575)	(450)
(Increase)/decrease in restricted cash	99,900	(99,900)
Net cash provided by (used in) investing activities	98,325	(100,350)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	304,500	1,500,000
Proceeds from issuance of convertible note payable	400,000	-
Proceeds from issuance of note payable	30,000	-
Payments on note payable	(11,932)	-
Net cash provided by financing activities	722,568	1,500,000

NET INCREASE (DECREASE) IN CASH	(411)	10,350

CASH, BEGINNING OF YEAR	14,797	4,447

CASH, END OF YEAR	$14,386	$14,797

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$400,000	$-
Common stock issued for license	$300,000	$-
Increase in due to related party for license	$696,346	$-

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Effective July 18, 2016, the Company and Pura - DE entered into a share exchange agreement by and among the Company, Pura – DE and certain stockholders of Pura - DE.  Pursuant to the share exchange agreement, the Company exchanged the outstanding common and preferred stock of Pura - DE for shares of common stock of the Company.  On the closing date, the Company issued 23,187,876 shares of common stock to the Pura - DE.   In addition, shares issuable under outstanding options of Pura - DE will be exercisable into shares of common stock of Company, pursuant to the terms of such instruments. At the closing date, Robert Lee, the holder of 30,536,100 shares of the Company's common stock, agreed to cancelation of such shares leaving 7,625,700 shares issued and outstanding.  Upon completion of the foregoing transactions, the Company had 30,813,576 shares of common stock issued and outstanding.  As a result of the share exchange agreement and the other transactions contemplated thereunder, Pura - DE is now a wholly owned subsidiary of the Company.

The exchange of shares with Pura - DE was accounted for as a reverse acquisition under the purchase method of accounting since Pura - DE obtained control of the Company. Accordingly, the merger of Pura - DE into the Company was recorded as a recapitalization of Pura - DE, Pura - DE being treated as the continuing entity. The historical financial statements presented are the financial statements of Pura - DE. The share exchange agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Pura - CO, were $20,040.

The Company is engaged in the marketing and sales of consumer products through the use of direct sales, brokers and distributors to wholesalers, mass merchandisers, retail stores and on the internet.

Stock Split

On November 17, 2016, the Company affected a 3.7 to 1 forward stock split.  All share and per share information was retroactively restated to reflect this forward stock split.

Going Concern

These consolidated financial statements ("CFS") were prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee the Company will be able to raise adequate equity or debt financing or generate profitable operations. For 2016 and 2015, the Company incurred net losses of $1,557,796 and $1,566,232, respectively, and had negative cash flows from operations of $821,304 and $1,389,300, respectively. These CFS do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company's products resulting from waste conversion of selected feedstocks and services from water remediation.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company's CFS are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its wholly-owned subsidiary, PURA - DE, and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Restricted Cash

At December 31, 2015, the Company was required to maintain a separate bank account with a financial institution as collateral for a Company credit card.  In March 2016, the Company canceled the credit card and the balance is the restricted account became available to the Company.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 and $0 at December 31, 2016 and 2015, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  At December 31, 2016, all of the inventory was finished goods inventory.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are being amortized over 120 months.

Long-Lived Assets

The Company applies ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2016 and 2015, the Company believes there was no impairment of its long-lived assets.

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

As of December 31, 2016 and 2015, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 0 and 1,109,363 options outstanding as of December 31, 2016 and 2015, respectively.

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

Prior to July 1, 2015, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to its members in accordance with their respective percentage ownership. As such, no recognition of federal or state income taxes for the Company was provided for the period from January 1, 2015 to June 30, 2015, in the accompanying CFS.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,156,250 and 1,713,206 potentially dilutive securities outstanding during 2016 and 2015, respectively.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its CFS.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its CFS.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its CFS.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its CFS.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's CFS.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Summary of Significant Accounting Policies (continued)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future CFS.

Note 3 – Intangible Assets

The following are the details of intangible assets at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
License	$996,346	$996,346
Trademark	4,825	3,250
	1,001,171	999,596
Less accumulated amortization	(149,452)	(49,817)
Intangible assets, net	$851,719	$949,779

Amortization expense for 2016 and 2015 was $99,635 and $49,817, respectively.

The following summarizes estimated future amortization expense as of December 31, 2016 related to intangible assets:

Years ending December 31,
2017	$100,117
2018	100,117
2019	100,117
2020	100,117
2021	100,117
Thereafter	351,134
$851,719

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 4 –Related Party Transactions

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At December 31, 2016 and 2015, the amounts due from related parties was $31,908 and $0, respectively.  At December 31, 2016 and 2015, the amounts due to related parties was $763,664 and $742,677, respectively.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company.  In connection with the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license is $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company has not made the $375,000 payment that was due June 30, 2016; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.

Note 5 – Convertible Note Payable

On June 2, 2016, the Company entered into convertible note payable agreement for $400,000 with an investor of which $200,000 was funded in June 2016 and $200,000 in July 2016.  The convertible note is unsecured, bears interest at 4%, and was due December 31, 2016.  The convertible note payable contains a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.75 per share.  The Company determined the convertible note payable did not contain a beneficial conversion feature as the conversion price was greater than Company's current stock price.  As of December 31, 2016, the entire convertible note of $400,000 was converted into 533,000 shares of the Company's common stock.

Note 6 – Note Payable

During 2016 the Company issued a note for $30,000.  The note payable accrues interest at 74% per annum requires daily payments of $163, is due on August 10, 2017 and is secured by a personal guarantee of a former officer. At December 31, 2016, the balance outstanding was $18,068.

Note 7 – Members' Interest/Stockholders' Equity

Members' Interest

During 2015, the Company issued 440,500 units to employees and consultants for services that were valued at $220,250.  The value of the units issued for services was based on the most recent sale of the Company's membership units for cash.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 7 – Members' Interest/Stockholders' Equity (continued)

Common stock

During 2016, the Company issued shares of common stock as follows:

•	447,533 shares for services valued at $278,803. The shares were valued based on the Company's stock price at the date of issuance;

•	401,427 shares for cash of $304,500;

•	1,739,093 shares upon the exercise of stock options;

•	533,000 shares for the conversion of a convertible note payable; and

•	7,625,700 shares in connection with the reverse merger transaction described in Note 1.

During 2015, the Company issued shares of common stock as follows:

•	19,262,223 shares for 12,460,500 membership units;

•	2,675,884 shares for cash of $1,500,000; and

•	927,516 shares for a license agreement.

Stock options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	1,461,695	0.003	*	$468,202
Granted	251,511	0.003
Forfeited	0
Exercised	0
Outstanding, December 31, 2015	1,713,206	0.003	*	$959,229
Granted	1,690,887	0.001
Forfeited	(508,750)	0.001
Exercised	(1,739,093)	0.003
Outstanding, December 31, 2016	1,156,250	0.001	4.59	$2,554,156
Exercisable, December 31, 2016	231,250	0.001	4.59	$510,831

* - the options do not have an expiration date

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 7 – Members' Interest/Stockholders' Equity (continued)

The exercise price for options outstanding at December 31, 2016:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
1,156,250	$0.001	231,250	$0.001

For options granted during 2016 and 2015 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.65 and $0.51 per share, respectively, and the weighted-average exercise price of such options was $0.001 and $0.003, respectively.  No options were granted during 2016 and 2015 where the exercise price was equal to or greater than the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $167,003 and $129,432 during 2016 and 2015, respectively. At December 31, 2016, the unamortized stock option expense was $601,012 which will be amortized to expense through June 30, 2019.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted in 2016 and 2015 are as follows:

Risk-free interest rate	1.07 - 1.74%
Expected life of the options	2.5 years
Expected volatility	350%
Expected dividend yield	0%

Note 8 – Income Taxes

Prior to July 1, 2015 the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to its members in accordance with their respective percentage ownership. As such, no recognition of federal or state income taxes for the Company was provided for the period from January 1, 2015 to June 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2016 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  Because of the impacts of the valuation allowance, there was no income tax expense or benefit for 2016 and 2015.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 8 – Income Taxes (continued)

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2016 and 2015:

	2016		2015
	Amount	Percent	Amount	Percent

Federal statutory rates	$(529,651)	34.0%	$(532,519)	34.0%
State income taxes	(77,890)	5.0%	(78,312)	5.0%
Pass through loss to LLC members	-	0.0%	303,519	-19.4%
Stock compensation	173,864	-11.2%	44,039	-2.8%
Valuation allowance against net deferred tax assets	433,677	-27.8%	263,273	-16.8%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2016 and 2015, the significant components of the deferred tax assets are summarized below:

	2016	2015
Deferred income tax asset
Net operating loss carryforwards	$696,949	$263,273
Total deferred income tax asset	696,949	263,273
Less: valuation allowance	(696,949)	(263,273)
Total deferred income tax asset	$-	$-

The Company recorded as of December 31, 2016 and 2015 a valuation allowance of $696,949 and $263,273, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company's lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2016 and 2015.

The Company has net operating loss carry-forwards of approximately $1,787,000 as of December 31, 2016. Such amounts are subject to IRS code section 382 limitations and expire in 2030. The 2014 to 2016 tax years are still subject to audit.  As a limited liability company, through June 30, 2015, in the event of an examination of the Company's tax return for the periods prior to July 1, 2015, the tax liability of the members could be changed if an adjustment in the Company's income (loss) is ultimately sustained by the taxing authorities.

Note 9 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position. The Company maintains a head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  This property is leased until 3/31/2018 at a rate of $ 2,636.12 / per month.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10 – Restatement of Previously Issued Financial Statements

During 2015, the Company entered into a license agreement with a related party that was not originally reflected in its previously issued financial statements.

The following tables present the restated financial statements as of and for the year ended December 31, 2015. All the adjustments are a result of recording the license agreement entered into in 2015.

CONSOLIDATED BALANCE SHEET
As of December 31, 2015

	As Originally
	Presented	Restatement	As Restated

ASSETS

Current Assets:
Cash	$14,797	$-	$14,797
Restricted cash	99,900	-	99,900
Accounts receivable, net	84,565	-	84,565
Inventory	3,447	-	3,447
Prepaid expenses and other current assets	9,681	-	9,681
Total current assets	212,390	-	212,390

Intangible assets, net	3,250	946,529	949,779
TOTAL ASSETS	$215,640	$946,529	$1,162,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$256,558	$-	$256,558
Accrued expenses	2,525	-	2,525
Due to related parties	28,813	365,798	394,611
Deferred income	88,505	-	88,505
Total current liabilities	376,401	365,798	742,199

Due to related parties	-	348,066	348,066
TOTAL LIABILITIES	376,401	713,864	1,090,265

STOCKHOLDERS' DEFICIT
Common stock	21,938	927	22,865
Additional paid-in capital	537,944	299,073	837,017
Accumulated deficit	(720,643)	(67,335)	(787,978)
Total stockholders' deficit	(160,761)	232,665	71,904
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$215,640	$946,529	$1,162,169

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10 – Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2015

	As Originally
	Presented	Restatement	As Restated

Sales	$479,204	$-	$479,204
Cost of goods sold	191,493	-	191,493
Gross profit	287,711	-	287,711

Operating expenses:
Selling expenses	112,439	-	112,439
General and administrative expenses	1,674,169	49,817	1,723,986
Total operating expenses	1,786,608	49,817	1,836,425
Loss from operations	(1,498,897)	(49,817)	(1,548,714)

Other income (expense)
Interest expense	0	(17,518)	(17,518)
Total other income (expense)	0	(17,518)	(17,518)
Loss before provision for income taxes	(1,498,897)	(67,335)	(1,566,232)

Provision for income taxes	-	-	-

Net loss	$(1,498,897)	$(67,335)	$(1,566,232)

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 10 – Restatement of Previously Issued Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2015

	As Originally
	Presented	Restatement	As Restated

OPERATING ACTIVITIES:
Net loss	$(1,498,897)	$(67,335)	$(1,566,232)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization	-	49,817	49,817
Imputed interest	-	17,518	17,518
Stock-based compensation	129,432	-	129,432
Common stock issued for services	220,250	-	220,250
Change in current assets and liabilities:		-
Accounts receivable	(74,277)	-	(74,277)
Inventory	(2,667)	-	(2,667)
Prepaid expenses and other assets	(9,681)	-	(9,681)
Accounts payable	76,110	-	76,110
Accrued expenses	25	-	25
Due to related parties	(214,092)	-	(214,092)
Deferred income	(15,503)	-	(15,503)
Net cash used in operating activities	(1,389,300)	-	(1,389,300)

INVESTING ACTIVITIES:
Payment for intangible assets	(450)	-	(450)
Increase in restricted cash	(99,900)	-	(99,900)
Net cash used in investing activities	(100,350)	-	(100,350)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,500,000	-	1,500,000
Net cash provided by financing activities	1,500,000	-	1,500,000

NET INCREASE IN CASH	10,350	-	10,350

CASH, BEGINNING OF PERIOD	4,447	-	4,447

CASH, END OF PERIOD	$14,797	$-	$14,797