Form 10-Q
period 2017-03-31
PURA NATURALS, INC.
filed 2017-05-22
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2017

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

Yummy Flies, Inc.
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑    No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☑   No

The number of shares of the registrant's only class of common stock issued and outstanding as of May 19, 2017 was 33,822,038 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets:
Cash	$82,467	$14,386
Accounts receivable, net	41,167	45,791
Due from related parties	39,390	31,908
Prepaid expenses and other current assets	16,374	15,750
Total current assets	179,398	107,835

Intangible assets, net	830,010	851,719
TOTAL ASSETS	$1,009,408	$959,554

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$262,457	$264,224
Accrued expenses	177,012	196,416
Due to related parties	844,866	763,664
Deferred income	72,808	72,808
Notes payable	10,682	18,068
Convertible note payable, net of discount of $77,735	265
Derivative liability	126,810
Total current liabilities	1,494,900	1,315,180

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,855,244 and
33,612,376 shares issued and outstanding at March 31, 2017 and December 31, 2016	33,855	33,612
Additional paid-in capital	2,445,394	1,956,536
Accumulated deficit	(2,964,741)	(2,345,774)
Total stockholders' deficit	(485,492)	(355,626)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,009,408	$959,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2017	2016

Sales	$67,069	$121,827
Cost of goods sold	46,802	45,329
Gross profit	20,267	76,498

Operating expenses:
Selling expenses	11,373	8,588
General and administrative expenses	514,788	122,695
Total operating expenses	526,161	131,283
Loss from operations	(505,894)	(54,785)

Other income (expense)
Interest expense	(98,911)	(8,886)
Change in value of derivative liability	(14,162)	-
Total other income (expense)	(113,073)	(8,886)
Loss before provision for income taxes	(618,967)	(63,671)

Provision for income taxes	-	-

Net loss	$(618,967)	$(63,671)

Weighted average shares outstanding	33,716,020	22,865,623

Loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(618,967)	$(63,671)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization	24,909	24,909
Imputed interest	4,572	8,923
Stock-based compensation	60,101	-
Common stock issued for services	204,500	-
Amortization of debt discount	265	-
Change in value of derivative liability	14,162	-
Financing costs	34,648	-
Change in current assets and liability		-
Accounts receivable	4,624	(25,885)
Due from related parties	(7,482)	(21,863)
Inventory	-	3,447
Prepaid expenses and other assets	(624)	(132)
Accounts payable	(1,767)	(78,823)
Accrued expenses	(19,404)	20
Due to related parties	76,630	177,342
Deferred income	-	(31,707)
Net cash used in operating activities	(223,833)	(7,440)

INVESTING ACTIVITIES:
Payment for intangible assets	(3,200)	(850)
Decrease in restricted cash	-	99,900
Net cash provided by (used in) investing activities	(3,200)	99,050

FINANCING ACTIVITIES:
Proceeds from sale of common stock	224,500	-
Proceeds from issuance of convertible note payable	78,000	-
Payments on note payable	(7,386)
Net cash provided by financing activities	295,114	-

NET INCREASE (DECREASE) IN CASH	68,081	91,610

CASH, BEGINNING OF PERIOD	14,386	14,797

CASH, END OF PERIOD	$82,467	$106,407

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Effective July 18, 2016, the Company and Pura - DE entered into a share exchange agreement by and among the Company, Pura – DE and certain stockholders of Pura - DE.  Pursuant to the share exchange agreement, the Company exchanged the outstanding common and preferred stock of Pura - DE for shares of common stock of the Company.  On the closing date, the Company issued 23,187,876 shares of common stock to the Pura - DE.   In addition, shares issuable under outstanding options of Pura - DE will be exercisable into shares of common stock of Company, pursuant to the terms of such instruments. At the closing date, Robert Lee, the holder of 30,536,100 shares of the Company's common stock, cancelled such shares leaving 7,625,700 shares issued and outstanding.  Upon completion of the foregoing transactions, the Company had 30,813,576 shares of common stock issued and outstanding.  As a result of the share exchange agreement and the other transactions contemplated thereunder, Pura - DE is now a wholly owned subsidiary of the Company.

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017.

Stock Split

On November 17, 2016, the Company effected a 3.7 to 1 forward stock split.  All share and per share information was retroactively restated to reflect this forward stock split.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company obtaining necessary equity and debt financing until it can generate sustainable revenue. There is no guarantee the Company will be able to raise adequate equity or debt financing or generate profitable operations.  For the three months ended March 31, 2017, the Company incurred a net loss of $491,892, and had negative cash flows from operations of $145,833, and at March 31, 2017, the Company had a working capital deficit and stockholders' deficit of $1,188,427 and $358,417, respectively. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to raise additional funds through equity or debt financing and to generate cash from the sale of the Company's products resulting from waste conversion of selected feedstocks and services from water remediation.

Note 2 – Summary of Significant Accounting Policies

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a fiscal year ending on December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PURA - DE, and have been prepared in conformity with US GAAP.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 at March 31, 2017 and December 31, 2016, respectively.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are being amortized over 120 months.

Long-Lived Assets

The Company follows the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2017 and December 31, 2016, the Company believes there was no impairment of its long-lived assets.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if they create instruments that are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017, the Company's only derivative financial instrument was an embedded conversion feature associated with convertible note payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company's stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

As of March 31, 2017 and December 31, 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

The Company uses Level 2 inputs for its valuation methodology for its derivative liability as its fair value was determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company's derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At March 31, 2017, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
Description	March 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability - conversion feature	$126,810	$-	126,810	-

Total	$126,810	$-	126,810	-

As of  December 31, 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,156,250 options outstanding as of March 31, 2017 and December 31, 2016.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 1,156,250 and 1,713,206 potentially dilutive securities outstanding during 2017 and 2016, respectively related to options outstanding.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted.  This adoption of this accounting standard update had no impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  This adoption of this accounting standard update had no impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Note 3 – Intangible Assets

The following are the details of intangible assets at March 31, 2017 and December 31, 2016:

	2017	2016
License	$996,346	$996,346
Trademark	8,025	4,825
	1,004,371	1,001,171
Less accumulated amortization	(174,361)	(149,452)
Intangible assets, net	$830,010	$851,719

Amortization expense for the three months ended March 31, 2017 and 2016 was $24,909 and $24,909, respectively.

The following summarizes estimated future amortization expense as of March 31, 2017 related to intangible assets:

Year Ending March 31,
2018	$100,437
2019	100,437
2020	100,437
2021	100,437
2022	100,437
Thereafter	327,825
$830,010

Note 4 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At March 31, 2017 and December 31, 2016, the amounts due from related parties was $39,390 and $31,908, respectively.  At March 31, 2017 and December 31, 2016, the amounts due to related parties was $844,866 and $763,664, respectively.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company.  To pay for the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license is $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company has not made the $375,000 payment that was due June 30, 2016; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Note 5 – Note Payable

During 2016 the Company issued a note for $30,000.  The note payable accrues interest at 74% per annum requires daily payments of $163, is due on August 10, 2017 and is secured by a personal guarantee of a former officer. The outstanding balance was $10,682 and $18,068 at March 31, 2017 and December 31, 2016, respectively.
Note 6 - Convertible Note Payable

During the three months ended March 31, 2017, the Company issued a convertible note payable to an investor for  $78,000.  The convertible note payable (i) is unsecured, (ii) bear interest 4.25%, and (iii) is due on January 18, 2018.  The convertible note payable is convertible at any time at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by 61% of the average of three lowest trading prices of the Company's common stock during the 10 day period prior to date of conversion.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined that the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $112,648 which are recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $34,648 being recorded as a financing cost.  The debt discount of $78,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $265 during the three months ended March 31 2017 for the amortization of the debt discount.

Note 7 - Derivative Liability

The convertible note payable discussed in Note 6 has a conversion price that is adjusted based on the Company's stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017:

Stock price	$1.62
Risk free rate	1.03%
Volatility	150%
Conversion/ Exercise price	$0.69
Dividend rate	0%
Term (years)	0.80

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The following table represents the Company's derivative liability activity for the three months ended March 31, 2017:

Amount

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability during the three months ended March 31, 2017	112,648
Change in derivative liability during the three months ended March 31, 2017	14,162
Derivative liability balance, March 31, 2017	$126,810

Note 8 – Stockholders' Deficit

Common stock

During the three months ended March 31, 2017, the Company issued shares of common stock as follows:

•	100,000 shares for services valued at $204,500. The shares were valued based on the Company's stock price at the date of issuance; and

•	142,868 shares for cash of $224,500.

Stock options

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	1,156,250	0.001	4.59	$2,554,156
Granted	0	0.001
Forfeited	0	0.001
Exercised	0	0.003
Outstanding, March 31, 2017	1,156,250	0.001	4.35	$1,871,969
Exercisable, March 31, 2017	323,750	0.001	4.35	$524,151

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $60,101 and $0 during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the unamortized stock option expense was $540,911 which will be amortized to expense through June 30, 2019.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Note 9 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

Note 10 – Subsequent Events

As previously disclosed by the Company in the 8K filed on April 13, 2017, on April 7, 2017, the Company entered into a Securities Purchase Agreement ("SPA") with Mammoth Corporation, a Nevada corporation and accredited investor ("Mammoth"), pursuant to which the Company, at its option, may issue and sell to Mammoth up to $10,000,000 of the Company's registered common stock (the "Shares") in a 24-month period after the registration of the Shares. Pursuant to the SPA, the amount of each individual advance, up to $1,000,000, is at the discretion of the Company subject to certain limitations described herein.

On April 7, 2017, the Company also entered into a Registration Rights Agreement ("RRA") with Mammoth whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws. Pursuant to the RRA, the Company shall register the Shares pursuant to a registration statement on Form S-1 (or on such other form as is available to the Company within 45 days of the execution of the Agreements) (the "Registration Statement"). In addition, the Company agreed to use its best efforts to cause such registration statement to be declared effective within one hundred twenty (120) days after the initial filing with the Securities Exchange Commission ("SEC"). Pursuant to the terms of the SPA and RRA, the Company shall reserve a sufficient number of shares of the Company's common stock for the purpose of enabling the Company to issue Shares pursuant to the Agreements.

Subject to the terms and conditions of the SPA and RRA, including that there is an effective Registration Statement, the Company, at its sole and exclusive option, may issue and sell to Mammoth, and Mammoth shall purchase from the Company, the Shares upon the Company's delivery of written notices to Mammoth.

The aggregate maximum amount of all purchases that Mammoth shall be obligated to make under the Agreements shall not exceed $10,000,000. Once a written notice is received by Mammoth, it shall not be terminated, withdrawn or otherwise revoked by the Company.
The amount for each purchase of the Shares as designated by the Company in the applicable draw down notices shall be calculated by the average of the last three days' closing price of the Company common shares; however, shall not in any case exceed (i) 4.9% of the then-current shares outstanding or (ii) the previous 10-day average trading volume of the draw down shares multiplied by 3. There shall be a maximum draw down investment amount of $1,000,000.

The purchase price for the Shares to be paid by Mammoth shall be the average of the lowest three closing prices during the last five consecutive trading days following the delivery by the Company of a notice.

On April 7, 2017, the Company issued to Mammoth a Convertible Promissory Note (the "Note") in the amount of $570,000 that matures nine months from the date of issuance or January 7, 2018, to fund the costs and fees associated with the transactions described herein. As part of the transaction, Robert Doherty and Robert Switzer, both officers and directors of the Company, entered into a Security Agreement with Mammoth whereby they each individually pledged 250,000 common shares of the Company as collateral on the Note.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

On April 7, 2017, the Company issued to Mammoth a Convertible Promissory Note (the "Note") in the principal amount of $570,000 (inclusive of any fees) that matures nine months from the date of issuance, or January 7, 2018. In exchange for the Note, Mammoth agreed to provide bridge financing to the Company in three tranches as follows:

(1) $200,000 upon signing of the Note, the Securities Purchase Agreement and Registration Rights Agreement (described in Item 1.01 of this Current Report) (of which $50,000 may be sent to the Company's auditor to complete the audit for the fiscal year ended December 31, 2016);

(2) $150,000 upon filing of the Registration Statement and receipt of the Shares; and

(3) $150,000 upon the Registration Statement becoming effective.

Pursuant to the terms of the Note, the Company is not required to make any payments on the Note until maturity, and no interest shall accrue except in default. Prepayment of the Note is permitted without penalty; however, Mammoth has the right to convert all or any portion of the balance of the Note beginning six months after the issuance date, at a conversion price per share of seventy-five percent (75%) of the lowest trading price during the valuation period or "look back" period immediately preceding and including the date of conversion (as defined and calculated pursuant to the Note). There is no minimum conversion price.

Should the Company default on the Note, the default interest rate shall be the lower of 18% per annum or the highest rate permitted under applicable law. The date of conversion is also adjustable in accordance with the Note's terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

Additionally, The Company's Chief Executive Officer Robert Doherty and the Company's Chief Financial Officer Robert Switzer entered into a Security Agreement with Mammoth Corporation whereby each of them pledged 250,000 of the Company's shares (currently held by each of them individually) as collateral for the Note, to be returned upon repayment of the outstanding balance or its conversion to shares of the Company.

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

Overview and History

Pura Naturals, Inc., ("we," "our" or the "Company") was incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010, we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In November 2016, we filed an amendment to our Articles of Incorporation changing our name to "Pura Naturals, Inc."  In September 2010, we engaged in a forward split of our issued and outstanding Common Stock whereby nine shares of Common Stock were issued in exchange for every one share then issued and outstanding.  In addition, in November 2016, we engaged in a forward split of our issued and outstanding Common Stock whereby 3.7 shares of Common Stock were issued in exchange for every one share then issued and outstanding.  All references to our issued and outstanding Common Stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Effective July 18, 2016 (the "Closing Date"), the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the Closing Date, Robert Lee, the holder of 30,536,100 shares of common stock, cancelled such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the Closing Date, the Company issued 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

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

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,	March 31,	Dollar	Percentage
	2017	2016	Change	Change
Sales	$67,069	$121,827	$(54,758)	-44.9%
Cost of goods sold	46,802	45,329	1,473	3.2%
Gross profit	20,267	76,498	(56,231)	-73.5%
Selling expenses	11,373	8,588	2,785	32.4%
General and administrative expenses	514,788	122,695	392,093	319.6%
Interest expense	98,911	8,886	90,025	1013.1%
Change in value of derivative liability	14,162	-	14,162	N/A
Net loss	$(618,967)	$(63,671)	$(555,296)	872.1%

Sales for the three months ended March 31, 2017 were $67,069 a decrease of $54,758or 44.9% from $121,827 for the same period in 2016.  The decrease was due to a transitional phase, and changes being made to the original marketing strategies employed by prior management.  The improvements being implemented over the last 2 Quarters involve tactics and strategies to engage consumers and build brand awareness.  First, we have reevaluated our low margin distribution model while examining and preparing for a more effective and efficient strategic model to grow profitable sales and increase shareholder value. While this process has in effect reduced our current revenue by pairing down our most unprofitable distribution partnerships, we will simultaneously benefit from improved margins and freeing up our limited resources to be repurposed towards the integration of more effective sales channels.  Moving forward, Pura is more aptly aligned and dedicated towards relevant and impactful marketing and sales strategies. The subsequent revenue and profit losses over the last few quarters, while hard fought, have resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.   Paramount to this new strategy is the integration of a robust direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. To this end we have separated and defined our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded to deliver more consumer appeal and benefit. This model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.

Cost of goods sold for the three months ended March 31, 2017 were $46,802 an increase of $1,473 or 3.2% from $45,329 for the same period in 2016.  The increase was due to product mix changes.  Cost of goods sold as a percentage of sales was 69.8% for the three months ended March 31, 2017 compared to 37.2% for the same period in 2016.  Cost of goods sold increased as a percentage of sales was due to the purchase of bulk items that are expensed and not inventoried.

Selling expenses for the three months ended March 31, 2017 were $11,373 an increase of $2,785 or 32.4% from $8,588 for the 2016 period.  The increase was due to an increase in marketing promotions.

General and administrative expenses for the three months ended March 31, 2017 were $514,788 an increase of $392,093 or 319.6% from $122,695 for the same period in 2016.  The increase was principally due to an increase in stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2017, we had $82,467 in cash.

At March 31, 2017, we had current assets of $179,398 and current liabilities of $1,494,900 resulting in a working capital deficit of $1,315,502. We have had losses since inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $223,833 during the three months ended March 31, 2017, compared to $7,440 during the 2016 period.  The increase in cash used in operating activities is due to an increase in the net loss for the three months ended March 31, 2017 compared to the 2016 period.

Cash flows used in investing activities were $3,200 during the three months ended March 31, 2017 compared to cash provided by investing activities of $99,050 during the 2016 period.  The change is principally due to a decrease in restricted cash during the 2016 period.

Cash flows provided by financing activities were $295,114 and $0 during the three months ended March 31, 2017 and 2016, respectively.  The increase in cash provided by financing activities is due to the sale of common stock and the issuance of a convertible notes payable during the three months ended March 31, 2017 compared to the 2016 period; offset by increases in payments on note payable.

To date, our operations have not generated any profits.  We have funded our operating to date through the sales of common stock and issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2017.

Critical Accounting Policies

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 at March 31, 2017 and December 31, 2016, respectively.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if they create instruments that are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation . FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

Our net losses through March 31, 2017 raise some or substantial doubt about the Company's ability to continue as a going concern. Additionally, through our recent disclosures regarding the Company's financing with Mammoth Corporation, the degree of doubt about the Company's ability to continue as a going concern, in the view of management, has been diminished. Moreover, the Company has reported in other recent disclosures that the Company has hired key personnel in the areas of sales and marketing that further increase the likelihood that the Company will continue as a going concern.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.    We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended March 31, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Scott??

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2017.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Robert Doherty
Robert Doherty , Principal Financial Officer and Principal Accounting Officer