Form 10-Q
period 2017-06-30
PURA NATURALS, INC.
filed 2017-08-14
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 7, 2017 was 33,855,244 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$711	$14,386
Accounts receivable	79,856	45,791
Due from related parties	11,890	31,908
Inventory	145,724
Prepaid expenses and other current assets	8,874	15,750
Total Current Assets	247,055	107,835
OTHER ASSETS
Intangible assets, net	807,606	851,719
Total Other Assets	807,606	851,719
TOTAL ASSETS	$1,054,661	$959,554

LIABILITIES AND STOCKHOLDERS' DEFICIT (EQUITY)

CURRENT LIABILITIES
Accounts payable	$305,371	$264,224
Accrued expenses	2,869	196,416
Due to related parties	216,636	763,664
Deferred revenues	72,808	72,808
Note payable	3,295	18,068
Note payable - Related Party, net of original issue discount of $763 as of June 30, 2017	54,237	-
Convertible note payable, net of discount of $213,297 as of June 30, 2017	92,703	-
Derivative liabilities	243,216	-
		-
Total Current Liabilities	991,135	1,315,180
TOTAL LIABILITIES	991,135	1,315,180

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
33,855,244 and 33,612,376 shares issued and outstanding, respectively, as of June 30, 2017 and December 31, 2016.	33,855	33,612
Common stock to be issued	1,300	-
Additional paid-in capital	3,375,195	1,956,536
Accumulated deficit	(3,346,824)	(2,345,774)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	63,526	(355,626)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,054,661	$959,554

See accompanying notes to the condensed consolidated financials statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$99,381	$128,548	$166,450	$250,375
Cost of goods sold	59,752	64,499	106,557	109,828
GROSS PROFIT	39,629	64,049	59,893	140,547

OPERATING EXPENSES
Selling expense	91	22,251	11,464	23,131
General and administrative	457,510	456,928	972,298	588,259
Total Operating Expenses	457,601	479,179	983,762	611,390
LOSS FROM OPERATIONS	(417,972)	(415,130)	(923,869)	(470,843)
OTHER EXPENSE
Interest (expense)	(92,523)	(9,657)	(191,434)	(18,542)
Gain on debt extinguishment	43,120	-	43,120	-
Change in fair value of derivative liabilities	85,292	-	71,130	-
Total Other Expense	35,889	(9,657)	(77,184)	(18,542)
LOSS BEFORE INCOME TAX PROVISION	(382,083)	(424,787)	(1,001,053)	(489,385)
Income tax provision	-	-	-	-
NET (LOSS)	$(382,083)	$(424,787)	$(1,001,053)	$(489,385)

NET INCOME (LOSS) PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted average common
shares outstanding
BASIC AND DILUTED	33,855,244	22,964,913	33,808,784	22,915,517

See accompanying notes to the condensed consolidated financials statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net income/(loss)	$(1,001,053)	$(489,385)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	4,572	17,958
Amortization of intangible assets	49,818	49,817
Amortization of debt discount and original issue discount	98,854	-
Change in fair value of derivative instruments	(71,130)	-
Shares-based compensation related to common stock	324,702	205,624
Gain on debt extinguishment	43,120	-
Changes in operating assets and liabilities:
Accounts receivable	(34,065)	(26,995)
Inventory	(145,724)	3,447
Due from related parties	20,018	(27,088)
Due to related parties	70,672	42,621
Prepaid expenses and other current assets	6,876	(1,470)
Accounts payable	41,146	(92,405)
Accrued expenses	2,061	31,971
Deferred revenue	-	(31,717)
Cash Used in Operating Activities	(590,133)	(317,622)

INVESTING ACTIVITIES:
Payments for intangible assets	(5,705)	(1,300)
Cash Used in Investing Activities	(5,705)	(1,300)

FINANCING ACTIVITIES:
Advances from related party	10,000	-
Proceeds from note payable - Related Party	50,000	-
Payment on note payable	(14,773)	-
Proceeds from the issuance of convertible debt	278,000	200,000
Proceeds from sale of common stock for cash	224,500	15,004
Debt financing costs	34,436
Net Cash Provided by Financing Activities	582,163	215,004
NET CHANGE IN CASH	(13,675)	(103,918)
CASH AT BEGINNING OF PERIOD	14,386	114,697
CASH AT END OF PERIOD	$711	$10,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$168,788	$38
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Expense & Debt paid by third party on behalf of Company	$8,000	$
Debt discount for new issuances	$279,914	$-
Original Issue Discount	$25,000	$-
Common Stock to be issued in settlement of related party note	$871,000	$-

See accompanying notes to the condensed consolidated financials statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 1 — MANAGEMENT'S REPRESENTATION

The accompanying condensed consolidated financial statements of Pura Naturals, Inc (the "Company," "Pura," "we," or "our"), were prepared in accordance with accounting principles generally accepted in the United States, or "GAAP". In the opinion of the Company's management, the unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements ("CFS") in the Annual Report on Form 10-K for the year ended December 31, 2016, and include all normal recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The condensed consolidated balance sheet as of December 31, 2016 was derived from the December 31, 2016 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year

It is suggested that these condensed CFS be read in conjunction with the audited CFS and notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K. The report of the Company's independent registered public accounting firm on the CFS included in Form 10-K contains a qualification regarding the substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ORGANIZATION AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The unaudited CFS are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017.

Stock Split

On November 17, 2016, the Company effected a 3.7 to 1 forward stock split.  All share and per share information was retroactively restated to reflect this forward stock split.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a fiscal year ending on December 31.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Principles of Consolidation

The accompanying condensed CFS include the accounts of the Company and its wholly-owned subsidiary, PURA - DE, and were prepared in conformity with US GAAP.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; and obsolescence; and interest rate; revenue recognized or recognizable; sales returns and allowances; valuation of derivative liabilities, valuation of options, income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 at June 30, 2017 and December 31, 2016, respectively.

Gross Margin

Gross margin is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our products and includes direct costs associated with the purchase of components, and costs associated with the packaging, preparation, and shipment of the product.

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are being amortized over 120 months.

Long-Lived Assets

The Company follows the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2017 and December 31, 2016, the Company believes there was no impairment of its long-lived assets.

Accounting for Shipping and Handling Revenue, Fees and Costs

The Company classifies amounts billed for shipping and handling as revenue in accordance with FASB ASC 605-45-50-2, Shipping and Handling Fees and Costs. Shipping and handling fees and costs are included in cost of sales.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis which approximates actual cost on a first-in, first out basis and includes raw materials, labor and manufacturing overhead.

At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence.

The Company considers historical demand and forecast in relation to the inventory on hand, market conditions and product life cycles when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Derivative Financial Instruments

The Company applies the provisions of ASC 815-10, Derivatives and Hedging ("ASC 815-10"). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2017, the Company issued convertible debentures and recorded derivative liabilities related to the embedded conversion feature of the convertible notes.

The fair value of these derivative liabilities on the grant date was $314,347 as computed using the Black-Scholes-Merton option pricing model. Due to the reset provisions within the embedded conversion features the Company determined that the Black-Scholes-Merton Model was most appropriate for valuing this instrument.

In March 2017, the Company sold convertible promissory note that contain an embedded conversion feature and were accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the embedded conversion feature was valued at $112,433 which represents the fair value as computed using the Black-Scholes-Merton option pricing model.

The Company re-measured the fair values of its derivative liabilities as of each period end and recorded an aggregate decrease of $35,389 in the fair value of the derivative liabilities as a component of other expense during the six months ended June 30, 2017.

In April 2017, the Company sold convertible promissory note that contain an embedded conversion feature and was accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the embedded conversion feature was valued at $201,914 which represents the fair value as computed using the Black-Scholes-Merton option pricing model.

The Company re-measured the fair values of its derivative liabilities as of each period end and recorded an aggregate decrease of $35,742 in the fair value ("FV") of the derivative liabilities as a component of other expense during the six months ended June 30, 2017.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.
The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

The Company uses Level 2 inputs for its valuation methodology for its derivative liability as its FV was determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company's derivative liability is adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the FV of derivative liability at June 30, 2017:

Stock price	$0.72 - $1.62
Risk free rate	1.03% - 1.24%
Volatility	150% - 160%
Conversion/ Exercise price	$1.00 - $0.43
Dividend rate	0%
Term (years)	0.80 - 0.052

The following table represents the Company's derivative liability activity for the six months June 30, 2017:

Amount

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability during the six months ended June 30, 2017	314,347
Change in derivative liability during the six months ended June 30, 2017	(71,131)
Derivative liability balance, June 30, 2017	$243,216

The following table represents the Company's derivative liability activity for the three months June 30, 2017:

Amount

Derivative liability balance, March 31, 2017	$126,594
Issuance of derivative liability during the three months ended June 30, 2017	201,914
Change in derivative liability during the three months ended June 30, 2017	(85,292)
Derivative liability balance, June 30, 2017	$243,216

The following table shows the classification of the Company's liabilities at June 30, 2017 that are subject to FV measurement and the rollforward of these liabilities from December 31, 2016:

Description	June 30, 2017

Embedded Conversion Features:
Balance at December 31, 2016	$-
Derivative liabilities added - conversion features	314,347
Loss on change in fair value included in net loss	(71,131)
Balance at June 30, 2017	243,216

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

As of December 31, 2016 the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

The carrying amounts of the Company's cash, accounts payable and accrued expenses approximate their estimated FVs due to the short term maturities of those financial instruments. The Company believes the carrying amount of its promissory note, net of discount approximates its FV based on rates and other terms currently available to the Company for similar debt instruments.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 1,156,250 options outstanding as of June 30, 2017 and December 31, 2016.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In periods of losses from operations, basic and diluted income per share from operations are also the same, as ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Based on the conversion prices in effect, the potentially dilutive effects of 1,156,250 options were not considered in the calculation of EPS as the effect would be anti-dilutive on June 30, 2017. There were no options outstanding as of June 30, 2016.

There were 1,156,250 potentially dilutive securities outstanding as of June 30, 2017 and December 31, 2016.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. (the "ASU").  Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements.  Part II does not have an accounting effect.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

In January 2017, the FASB issued an Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of this ASU on its CFS.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  This adoption of this ASU had no impact on the Company's CFS.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed CFS have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

 The Company incurred losses from operations of $923,869 for the six months ended June 30, 2017 and $1,412,646 for the year ended December 31, 2016, and had an accumulated deficit of $3,346,824 at June 30, 2017. In addition, the Company used cash in operating activities of $590,133 for the six months ended June 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company's cash position may not be adequate to support the Company's daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company's ability to obtain financing, further implement its business plan, and generate revenues.

There are significant risks and uncertainties which could negatively affect the Company's operations. These are principally related to (i) the absence of a distribution network for the Company's products, (ii) the absence of any significant commitments or firm orders for the Company's products. The Company's limited sales to date for the Company's products make it impossible to identify any trends in the Company's business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future.

The Company's only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company's operations through the issuance of securities.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The condensed CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – Intangible Assets

The following are the details of intangible assets at June 30, 2017 and December 31, 2016:

	2017	2016
License	$996,346	$996,346
Trademark	10,530	4,825
	1,006,876	1,001,171
Less accumulated amortization	(199,270)	(149,452)
Intangible assets, net	$807,606	$851,719

Amortization expense for the six months ended June 30, 2017 and 2016 was $49,818 and $49,818, respectively.

The following summarizes estimated future amortization expense as of June 30, 2017 related to intangible assets:

Years Ending June 30,
2018	$100,437
2019	100,437
2020	100,437
2021	100,437
2022	100,437
Thereafter	305,421
$807,606

NOTE 5 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At June 30, 2017 and December 31, 2016, the amounts due from related parties was $11,890 and $31,908, respectively.  At June 30, 2017 and December 31, 2016, the amounts due to related parties was $216,636 and $763,664, respectively.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company.  To pay for the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license is $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company has not made  the $375,000 payment that was due June 30, 2016 or the $375,000 due on June 30, 2017; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.  The Company did make a partial payment of $97,656 in April 2017 towards the outstanding balance.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

On May 22, 2017, the Company entered into an agreement with Advanced Innovative Recovery Technologies, Inc. to, as of March 31, 2017, cancel their debt.  The Company issued 1,300,000 shares of Common Stock with a total stated value equal to that of the agreed upon principal of $750,000 and penalties of $168,750, for a total agreed upon amount of $918,750.  In connection with this payment in full, during the six months ended June 30, 2017, the Company recorded a gain on settlement of a liability of $43,120, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

NOTE 6 – Note Payable

Note Payable

During 2016 the Company issued a note for $30,000.  The note payable accrues interest at 74% per annum requires daily payments of $163, is due on August 10, 2017 and is secured by a personal guarantee of a former officer. The outstanding balance was $3,295 and $18,068 at June 30, 2017 and December 31, 2016, respectively.

NOTE 7 - Note Payable - Related Party

8% Note Payable

During the quarter ended June 30, 2017, the Company issued a note for $55,000 to a Shareholder, including an original issue discount of $5,000.  The note payable accrues interest at a rate of 8% and is due on July 8, 2017 and is secured by a security interest in all assets of the Company. The outstanding balance was $55,000 and $0 at June 30, 2017 and December 31, 2016, respectively.

NOTE 8 - Convertible Note Payable

4.25% Convertible Promissory Note

During the three months ended March 31, 2017, the Company issued a convertible note payable to an accredited investor for $78,000.  The convertible note payable (i) is unsecured, (ii) bears interest 4.25%, and (iii) is due on January 18, 2018.  The convertible note payable is convertible at any time during the period beginning on the date which is 180 days from March 30, 2017 at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by 61% of the average of three lowest trading prices of the Company's common stock during the 10 day period prior to date of conversion.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined that the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $112,433 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $34,436 being recorded as a financing cost.  The debt discount of $78,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $24,389 during the six months ended June 30 2017 for the amortization of the debt discount.

Convertible Promissory Note

On April 7, 2017, the Company issued to a accredited investor a Convertible Promissory Note (the "Note") of $570,000 that matures nine months from the date of issuance or January 7, 2018.

The Company will receive the $570,000 in three tranches as follows:

(1) $200,000 upon signing of the Note, the Securities Purchase Agreement and Registration Rights Agreement of which $50,000 may be sent to the Company's auditor to complete the audit for the fiscal year ended December 31, 2016);
(2) $150,000 upon filing of the Registration Statement and receipt of the Shares; and
(3) $150,000 upon the Registration Statement becoming effective.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Pursuant to the terms of the Note, the Company is not required to make any payments on the Note until maturity, and no interest shall accrue except in default. Prepayment of the Note is permitted without penalty; however, the investor has the right to convert all or any portion of the balance of the Note beginning six months after the issuance date, at a conversion price per share of seventy five percent(75%) of the lowest trading price during the valuation period or "look back" period immediately preceding and including the date of conversion (as defined and calculated pursuant to the Note). There is no minimum conversion price.

Should the Company default on the Note, the default interest rate shall be the lower of 18% per annum or the highest rate permitted under applicable law. The date of conversion is also adjustable in accordance with the Note's terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

The Company incurred debt issuance costs of $8,000 and debt discounts and original issue discounts of $221,914 in association with the initial closing. Debt issuance costs, debt discount and original issue discounts are included in debt discount in the condensed consolidated balance sheet at June 30, 2017. Debt issuance costs, original issue discounts and debt discount are being amortized over the life of the debt using the effective interest method.  The Company recognized interest expense of $70,228 during the six months ended June 30 2017 for the amortization of the debt discount.

Registration Rights Agreement

On April 7, 2017, the Company entered into a Registration Rights Agreement ("RRA") with an accredited investor whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws. Pursuant to the RRA, the Company shall register the Shares pursuant to a registration statement on Form S1 (or on such other form as is available to the Company within 30 days of the execution of the Agreements) (the "Registration Statement"). In addition, the Company agreed to cause such registration statement to be declared effective within the earlier of (i) five months of the date of filing the registration statement, or (ii) five days after receiving written notice of Commission clearance and will within said five days request acceleration of effectiveness.  Under the Securities Purchase Agreement ("SPA), the Company is required to reserve a sufficient number of shares of Common Stock for the purpose of enabling the Company to issue Drawn Down Shares pursuant to the Agreement.

Subject to the terms and conditions of the SPA and RRA, including that there is an effective Registration Statement, the Company, at its sole and exclusive option, may issue and sell to the Investor, and the Investor shall purchase from the Company, the shares upon the Company's delivery of written notices to the Investor..  The maximum amount of all purchases that the Investor shall be obligated to make under the Agreements shall not exceed $10,000,000. Once a written notice is received by the Investor, it shall not be terminated, withdrawn or otherwise revoked by the Company.

The amount for each purchase of the Shares as designated by the Company in the applicable draw down notices shall be calculated by the average of the last three days' closing price of the Company common shares; however, shall not in any case exceed (i) 4.9% of the then current shares outstanding or (ii) the previous 10 day average trading volume of the draw down shares multiplied by 3. There shall be a maximum draw down investment amount of $1,000,000. The purchase price for the Shares to be paid by the Investor shall be the average of the lowest three closing prices during the last five consecutive trading days following the delivery by the Company of a notice.

Additionally, The Company's Chief Executive Officer Robert Doherty and the Company's Corporate Secretary Robert Switzer entered into a Security Agreement with the Investor whereby each of them pledged 250,000 of the Company's shares (currently held by each of them individually) as collateral for the Note, to be returned upon repayment of the outstanding balance or its conversion to shares of the Company.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 9 – Stockholders' Deficit

Common stock

During the six months ended June 30, 2017, the Company issued shares of common stock as follows:

•	100,000 shares for services valued at $204,500. The shares were valued based on the Company's stock price at the date of issuance; and

•	142,868 shares for cash of $224,500.

Stock options

The following is a summary of stock option activity:
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	1,156,250	0.001	4.59	$2,554,156
Granted	-	-	-	$-
Forfeited	-	-	-	$-
Exercised	-	-	-	$-
Outstanding, June 30, 2017	1,156,250	0.001	4.10	$831,344
Exercisable, June 30, 2017	416,250	0.001	4.10	$299,284

The FV of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $120,202 and $0 during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the unamortized stock option expense was $480,810 which will be amortized to expense through June 30, 2019.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 11 – SUBSEQUENT EVENTS

On July 5, 2017 ("Issue Date"), Pura Naturals, Inc. (the "Company") entered into a Securities Purchase Agreement ("Purchase Agreement"), with an accredited investor pursuant to which the Company issued and sold for $200,000 (the "Purchase Price") securities consisting of (a) original issue discount promissory note for $220,000 (collectively, the "Note") and (b) 85,000 restricted shares (collectively, the "Shares"). The Note is subject to a one-time interest charge of 8%, and the principal amount underlying each Note and the interest accrued thereon is due and payable on the six-month anniversary of the Issue Date.  The Company may prepay the obligation within a 90-day period immediately following the issuance date by paying 135% of the outstanding balance.  Upon the occurrence of any event of default that has not been cured as described in the Note, each note holder shall have the right, but not the obligation, to convert the outstanding balance of the Note along with all unpaid interest into an aggregate number of shares of the Company's Common Stock ("Conversion Shares") at a conversion price equal to 60% of the average of the three lowest sale price occurring during the five (5) trading days immediately preceding the applicable conversion date on which the purchaser elects to convert all or part of the Note.

On July 11, 2017, the Company paid $55,679 to a Shareholder in satisfaction of the 8% Note  due on July 8, 2017.  There were no penalties and the security interest in all assets of the Company released (see Note 7).

On July 12, 2017, the Company file a Registration Statement and in accordance with terms of the Convertible Promissory Note (see Note 7 - Convertible Promissory Note)..

On July 13, 2017 the Company received the second tranche of $150,000 from the Convertible Promissory Note issued April 7, 2017.   The balance of this Note subsequent to receipt of the second tranche is $399,000 with $6,000 included in the balance to be paid for debt issuance costs on behalf of the Company.

In accordance with the Purchase Agreement for the Note, the Company upon filing the S-1, delivered to the Investor, a Convertible Promissory Note for $330,000 representing the commitment fee of 3%.  The Convertible Note Payable bears no interest, unless an uncured default occurs and is due nine months after the issuance date.  The convertible note payable is convertible at any time at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by 65% of the low trade of the Company's common stock during the 30 trading days prior to date of conversion.

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

As a result of the Share Exchange Agreement and the other transactions contemplated there under, PURA – DE is now a majority owned subsidiary of the Company.

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

Pura Marine, the Marine Division of Pura Naturals, offers biologically-based oil-absorbent technologies to the commercial and consumer markets. Working alongside industrial partners, Pura Marine developed environmentally sustainable oil spill prevention products and solutions targeted towards the marine oil transport, oil refining and trucking industries. Pura Marine also provides plant-based foam products to the recreational boating and fishing industries.

The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA believes the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.  BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by Pura through an acquisition transaction with AIRTech in May 2017, and we believe this technology is incapable of being reverse engineered. Previously, those formulations and been exclusively licensed to from AIRTech to PURA – DE.

Our Strategy
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
In the past, we expanded our earth conscious strategy throughout all aspects of our business practices. This provided us with a competitive advantage by allowing ourselves to establish a presence among the environmentally conscious market space. In order to increase our market share regarding the environmentally conscious market space, we will have to increase our product awareness within the space we have already captured as a means to gain market expansion.

Our Products
We offer a diverse line of cleaning products with applications across several sectors, and are increasing our market presence in the eco-conscious cleaning product market.  We continue gain market share against classic cleaning products like the kitchen sponge and Bilge Boom. Our Company operates in four business segments: Health Care, Consumer, Marine, and Oil Spill Prevention.  Recent sales at "big box stores" that carry the Pura Naturals brand demonstrate that our products are gaining recognition and popularity in the U.S.  This market acceptance positions Pura Naturals to expand to other North American markets like Canada and Latin Americas.
Our cleaning sponge technologies surpass the industry's standard for foam products.  Thus, we plan to introduce new products using our foam technologies that will target industries in which we have never before held a market share. We plan to introduce our infused sponge products to the automobile, equine, and furniture industries to reach new customers and to increase our overall market share of the cleaning products market.

Product Portfolio
 The Company currently has the following products available and one product in development:
•	Pura Naturals Health & Beauty
•	3-in-1 Cleansing System
•	soap infused facial bars - Citrus Splash, Eucalyptus Breeze and Lavender Mist
•	soap infused body bars – Active Charcoal, Lavender Mist and Unscented
•	Pura Naturals Kitchen & Household Sponges
•	Kitchen Sponges
•	soap infused sponges with and without scrubbers
•	Household Sponges
•	soap infused sponges with and without scrubbers
•	Pura Marine
•	3-in-1 Galley Scrubber
•	Fisherman's Cleansing Bar
•	Pura Spill Pad
•	Pura Bilge Boom
•	Pura Diesel Fuel Bib
•	Pura Scrubber Plug
•	Pura Naturals Pet
•	products in development
•	Pura Naturals Equine
We have never been subject to any bankruptcy proceeding.
Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Sales	$166,450	$250,375	$(83,925)	-33.52%
Cost of goods sold	106,557	109,828	(3,271)	-2.98%
Gross profit	59,893	140,547	(80,654)	-57.39%

Selling expenses	11,464	23,131	(11,667)	-50.44%
General and administrative expenses	972,298	588,259	384,039	65.28%
Interest expense	191,434	18,542	172,892	932.43%
Change in value of derivative liability	(71,130)	-	(71,130)	100.00%
Gain on note settlement	(43,120)	-	(43,120)	100.00%
Net loss	$(1,001,053)	$(489,385)	$(511,668)	104.55%

Sales for the six months ended June 30, 2017 were $166,450 a decrease of $83,925 or 33.52% from $250,375 for the same period in 2016.  The decrease was due to a transitional phase, and changes being made to the beginning marketing strategies implemented by prior management.  The changes being implemented over the last three Quarters involve tactics and strategies to engage consumers and build brand awareness. First, we have reevaluated our low margin distribution model while examining and preparing for a more effective and efficient strategic model to grow profitable sales and increase shareholder value. While this process has in effect reduced our current revenue by pairing down our most unprofitable distribution partnerships, we will simultaneously benefit from improved margins and freeing up our limited resources to be repurposed towards the integration of more effective sales channels.
Moving forward, Pura is more aptly aligned and dedicated towards relevant and impactful marketing and sales strategies. The subsequent revenue and profit losses over the last few quarters, while hard fought, resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.   Paramount to this new strategy is the integration of a robust direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. To this end we separated and defined our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded to deliver more consumer appeal and benefit. This model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.
Cost of goods sold for the six months ended June 30, 2017 were $106,557 a decrease of $3,271 or 2.98% from $109,828 for the same period in 2016.  The decrease was due to product mix changes.  Cost of goods sold as a percentage of sales was 64.02% for the six months ended June 30, 2017 compared to 43.87% for the same period in 2016.  Cost of goods sold increased as a percentage of sales due to the reduction in the purchase of bulk items that are expensed and not inventoried.

Selling expenses for the six months ended June 30, 2017 were $11,464 a decrease of $11,667 or 50.44% from $23,131 for the 2016 period.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the six months ended June 30, 2017 were $972,298 an increase of $384,039 or 65.28% from $588,259 for the same period in 2016.  The increase was principally due to approximately $109,000 in salary and benefits, approximately $199,000 in professional fees comprised of marketing consultants, legal and accounting fees, approximately $19,000 in general and liability insurance, amortization of approximately $50,000 and other costs of approximately $7,039.

During the six months ended June 30, 2017, the Company incurred interest expense of $191,434 compared to $18,542 for the same period in 2016. For the six months ended June 30, 2017, the interest expense of $191,434 comprised of $57,933 in interest expense, $98,854 in amortization of debt issuance costs, original issue discount, debt financing costs and debt discount attributable to the Notes Payable. Also incurred was debt financing costs of $34,647.

During the six months ended June 30, 2017, the Company incurred a gain in the fair value change of derivative liability of $71,130 as compared to $0 for the same period in 2016.

During the six months ended June 30, 2017, the Company incurred a gain on note settlement of $43,120 as compared to $0 for the same period in 2016.  This was due to the settlement of the related party note payable.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Sales	$99,381	$128,548	$(29,167)	-22.69%
Cost of goods sold	59,752	64,499	(4,747)	-7.36%
Gross profit	39,629	64,049	(24,420)	-38.13%

Selling expenses	91	22,251	(22,160)	-99.59%
General and administrative expenses	457,510	456,928	582	0.13%
Interest expense	92,523	9,657	82,866	858.09%
Change in value of derivative liability	(85,292)	-	(85,292)	100.00%
Gain on note settlement	(43,120)	-	(43,120)	100.00%
Net loss	$(382,083)	$(424,787)	$42,704	-10.05%

Sales for the three months ended June 30, 2017 were 99,381 a decrease of $29,167or 22.69% from $128,548 for the same period in 2016.  The decrease was due to a transitional phase, and changes being made to the beginning marketing strategies implemented by prior management.  The changes being implemented over the last three Quarters involve tactics and strategies to engage consumers and build brand awareness. First, we have reevaluated our low margin distribution model while examining and preparing for a more effective and efficient strategic model to grow profitable sales and increase shareholder value. While this process has in effect reduced our current revenue by pairing down our most unprofitable distribution partnerships, we will simultaneously benefit from improved margins and freeing up our limited resources to be repurposed towards the integration of more effective sales channels. .

Cost of goods sold for the three months ended June 30, 2017 were $59,752 a decrease of $4,747 or 7.36% from $64,499 for the same period in 2016.  The decrease was due to product mix changes.  Cost of goods sold as a percentage of sales was 60.01% for the three months ended June 30, 2017 compared to 50.18% for the same period in 2016.  Cost of goods sold increased as a percentage of sales due to the reduction in the purchase of bulk items that are expensed and not inventoried.

Selling expenses for the three months ended June 30, 2017 were $91 a decrease of $22,160 or 99.59% from $22,251 for the 2016 period.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the three months ended June 30, 2017 were $457,510 an increase of $582 or 0.13% from $456,928 for the same period in 2016.

During the three months ended June 30, 2017, the Company incurred interest expense of $92,523 as compared to $9,657 for the same period in 2016. For the three months ended June 30, 2017, the interest expense of $92,523 comprised of ($6,066) in interest expense, $98,589 in amortization of debt issuance costs, original issue discount, debt financing costs and debt discount attributable to the Notes Payable.

During the three months ended June 30, 2017, the Company incurred a gain in the fair value change of derivative liability of $85,292 as compared to $0 for the same period in 2016.

During the three months ended June 30, 2017, the Company incurred a gain on note settlement of $43,120 as compared to $0 for the same period in 2016.  This was due to the settlement of the related party note payable.

Liquidity and Capital Resources

As of June 30, 2017, we had $711 in cash as compared to $14,386 at December 31, 2016.

At June 30, 2017, we had current assets of $247,055 and current liabilities of $991,135 resulting in a working capital deficit of $744,080 as compared to current assets of $107,835 and current liabilities of $1,315,180, resulting in a working capital deficit of $1,207,345 at December 31, 2016.

Net cash used in operating activities was $590,133 during the six months ended June 30, 2017, compared to $317,622 during the same period in 2016.  The increase in cash used in operating activities is due to an increase in the net loss for the six months ended June 30, 2017 compared to the same period in 2016.

Cash flows used in investing activities were $5,705 during the six months ended June 30, 2017 compared to $1,300 during the same period in 2016.  The change is principally due to an increase in payment for intangible assets.

Cash flows provided by financing activities were $582,163 and $215,004 during the six months ended June 30, 2017 and 2016, respectively.  The increase in cash provided by financing activities is due to the sale of common stock and the issuance of a convertible notes payable during the six months ended June 30, 2017 compared to the same period in 2016; offset by increases in payments on note payable.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.    We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

PART II. OTHER INFORMATION

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during our three month period ended June 30, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2017 the Company sold a Convertible Promissory Note to an accredited investors for a purchase price of $570,000.

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offer and sale of the securities recited above in as much as the offers and sales were made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising. The Company relied on Section 4(a)(2) in making the issuances to the consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Convertible Promissory Note Dated July 14, 2017

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2017.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Akio Ariura
Akio Ariura , Chief Financial Officer