Form 10-Q
period 2017-09-30
PURA NATURALS, INC.
filed 2017-11-14
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2017

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

The number of shares of the registrant's only class of common stock issued and outstanding as of November 7, 2017 was 36,074,038 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,850	$14,386
Accounts receivable	220,967	45,791
Due from related parties	11,890	31,908
Inventory	79,127	-
Prepaid expenses and other current assets	91,374	15,750
Total Current Assets	413,208	107,835
OTHER ASSETS
Intangible assets, net	782,698	851,719
Total Other Assets	782,698	851,719
TOTAL ASSETS	$1,195,906	$959,554

LIABILITIES AND STOCKHOLDERS' DEFICIT (EQUITY)

CURRENT LIABILITIES
Accounts payable	$416,277	$264,224
Accrued expenses	2,410	196,416
Due to related parties	317,381	763,664
Deferred revenues	72,808	72,808
Note payable	-	18,068
Convertible note payable, net of discount of $721,808 as of September 30, 2017	462,692	-
Derivative liabilities	1,159,057	-
Total Current Liabilities	2,430,625	1,315,180
TOTAL LIABILITIES	2,430,625	1,315,180

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
35,774,038 and 33,612,376 shares issued and outstanding, respectively, as of September 30, 2017 and December 31, 2016.	35,807	33,612
Common stock to be issued	85	-
Additional paid-in capital	3,771,215	1,956,536
Accumulated deficit	(5,041,826)	(2,345,774)
TOTAL STOCKHOLDERS' DEFICIT	(1,234,719)	(355,626)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,195,906	$959,554

See accompanying notes to the condensed consolidated financial statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$221,334	$73,284	$387,784	$323,512
Cost of goods sold	206,265	55,339	312,822	165,224
GROSS PROFIT	15,069	17,945	74,962	158,288

OPERATING EXPENSES
Selling expense	15	8,785	11,479	27,586
General and administrative	1,084,193	341,843	2,056,491	876,364
Total Operating Expenses	1,084,208	350,628	2,067,970	903,950
LOSS FROM OPERATIONS	(1,069,139)	(332,683)	(1,993,008)	(745,662)
OTHER EXPENSE
Interest (expense)	(666,884)	-	(858,318)	(585)
Loss on debt extinguishment	(265)	-	42,855	-
Change in fair value of derivative liabilities	41,286	-	112,416	-
Total Other Expense	(625,863)	-	(703,047)	(585)
LOSS BEFORE INCOME TAX PROVISION	(1,695,002)	(332,683)	(2,696,055)	(746,247)
Income tax provision	-	-	-	-
NET (LOSS)	$(1,695,002)	$(332,683)	$(2,696,055)	$(746,247)

NET INCOME (LOSS) PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.05)	$(0.01)	$(0.08)	$(0.03)

Weighted average common
shares outstanding
BASIC AND DILUTED	33,855,244	35,807,244	34,111,557	25,594,046

See accompanying notes to the condensed consolidated financial statements.

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income/(loss)	$(2,696,055)	$(746,247)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	836	-
Amortization of intangible assets	74,726	-
Amortization of debt discount and original issue discount	432,047	-
Change in fair value of derivative instruments	112,416	-
Shares-based compensation related to common stock	658,644	197,435
Gain on debt extinguishment	42,855	-
Convertible note issued for commitment fee	330,000	-
Changes in operating assets and liabilities:
Accounts receivable	(175,176)	(16,156)
Inventory	(79,127)	3,447
Due from related parties	20,018	(98,440)
Prepaid expenses and other current assets	(75,624)	(20,069)
Accounts payable	152,054	(81,519)
Accrued expenses	(82,339)	98,390
Deferred revenue	-	(31,717)
Cash Used in Operating Activities	(1,284,725)	(694,876)

INVESTING ACTIVITIES:
Payments for intangible assets	(5,705)	(1,575)
Decrease in restricted cash	-	99,900
Cash Provided from Investing Activities	(5,705)	98,325

FINANCING ACTIVITIES:
Advances from related party	10,000	-
Common shares to be issued as part of convertible note	62,815	-
Repayment of convertible note	(111,542)	-
Proceeds from note payable - Related Party	50,000	-
Payment on note payable	(74,596)	-
Due to related parties	302,217	(12,890)
Proceeds from the issuance of convertible debt	822,500	400,000
Proceeds from sale of common stock for cash	224,500	198,500
Debt financing costs
Net Cash Provided by Financing Activities	1,285,894	585,610
NET CHANGE IN CASH	(4,536)	(10,941)
CASH AT BEGINNING OF PERIOD	14,386	14,797
CASH AT END OF PERIOD	$9,850	$3,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$63,015	$-
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for convertible note payable	$	$400,000
Expense & Debt paid by third party on behalf of Company	$47,500	$-
Debt discount for new issuances	$1,185,766	$-
Original Issue Discount	$94,500	$-
Common Stock to be issued as inducement shares for convertible debt	$85	$-

See accompanying notes to the condensed consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 1 — MANAGEMENT'S REPRESENTATION

The accompanying condensed consolidated financial statements of Pura Naturals, Inc (the "Company," "Pura," "we," or "our"), were prepared in accordance with accounting principles generally accepted in the United States, or "US GAAP". In the opinion of the Company's management, the unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements ("CFS") in the Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2016, and include all normal recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The condensed consolidated balance sheet as of December 31, 2016 was derived from the December 31, 2016 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year

We suggest these condensed CFS be read in conjunction with the audited CFS and notes thereto for the year ended December 31, 2016 included in the Company's Form 10-K. The report of the Company's independent registered public accounting firm on the CFS included in Form 10-K contains a qualification regarding the substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ORGANIZATION AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

Pura Naturals, Inc. (formerly Yummy Flies, Inc.) (the "Company" or "Pura - CO") was incorporated under the laws of the State of Colorado on December 26, 2005.  On November 17, 2016, the Company changed its name from Yummy Flies, Inc. to Pura Naturals, Inc.

Pura Naturals, Inc., ("Pura - DE") was incorporated on April 20, 2015 under the laws of the state of Delaware.  Prior to incorporating in Delaware, the Company was incorporated on October 21, 2013 under the laws of the state of Nevada as a limited liability company under the name Pura Naturals, LLC.  On June 30, 2015, the Company exchanged membership interests in the Nevada company for common stock of the Delaware corporation.

Effective July 18, 2016, the Company entered into that certain share exchange agreement by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the Closing Date, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the closing date, the Company issued 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  As a result of the share exchange agreement and the other transactions contemplated there under, Pura - DE became a wholly owned subsidiary of the Company.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The unaudited CFS are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP were omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 at September 30, 2017 and December 31, 2016, respectively.

Gross Profit

Gross profit is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our products and includes direct costs associated with the purchase of components, and costs associated with the packaging, preparation, and shipment of the product.

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are being amortized over 120 months.

Long-Lived Assets

The Company follows the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2017 and December 31, 2016, the Company believes there was no impairment of its long-lived assets.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Derivative Financial Instruments

The Company applies ASC 815-10, Derivatives and Hedging ("ASC 815-10"). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value ("FV"). During the nine months ended September 30, 2017, the Company issued convertible debentures and recorded derivative liabilities related to the embedded conversion feature of the convertible notes (See Note 8).

The Company determined the conversion feature of the convertible notes represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion.  Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Therefore, the FV of the derivative instruments has been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes.

The change in the FV of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The FV of the embedded derivative liabilities on the convertible notes were determined using a Black-Scholes-Merton options pricing model ("Black-Scholes") on the issuance dates with the assumptions in the table below.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the FV of derivative liability at September 30, 2017:

Risk free rate	1.03% - 1.32%
Volatility	146% - 160%
Conversion/Exercise price	$0.16 - $1.00
Dividend rate	0%
Term (years)	0.27 - 1.00

The following table represents the Company's derivative liability activity for the nine months September 30, 2017:

Amount

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability	1,338,092
Derivative liability associated with repaid convertible note	(66,619)
Change in derivative liability	(112,416)
Derivative liability balance, September 30, 2017	$1,159,057

The following table represents the Company's derivative liability activity for the three months September 30, 2017:

Amount

Derivative liability balance, June 30, 2017	$243,216
Issuance of derivative liability	1,067,216
Derivative liability associated with repaid convertible note	(66,619)
Change in derivative liability	(84,756)
Derivative liability balance, September 30, 2017	$1,159,057

 The following table shows the classification of the Company's liabilities at September 30, 2017 that are subject to FV measurement and the roll-forward of these liabilities from December 31, 2016:

Description	September 30, 2017
Embedded Conversion Features:
Balance at December 31, 2016	$-
Derivative liabilities added - conversion features	1,338,092
Derivative liabilities relieved - note repayment	(66,619)
Gain on change in fair value included in net loss	(112,416)
Balance at September 30, 2017	$1,159,057

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 1,156,250 options outstanding as of September 30, 2017 and December 31, 2016.

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
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In periods of losses from operations, basic and diluted income per share from operations are also the same, as ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Based on the conversion prices in effect, the potentially dilutive effects of 1,156,250 options were not considered in the calculation of EPS as the effect would be anti-dilutive on September 30, 2017. There were no options outstanding as of September 30, 2016.

There were 1,156,250 potentially dilutive securities outstanding as of September 30, 2017 and December 31, 2016.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. (the "ASU").  Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements.  Part II does not have an accounting effect.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  This adoption of this ASU had no impact on the Company's CFS.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

 The Company incurred losses from operations of $1,993,008 for the nine months ended September 30, 2017 and $1,412,646 for the year ended December 31, 2016, and had an accumulated deficit of $5,041,826 at September 30, 2017. In addition, the Company used cash in operating activities of $1,312,508 for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The condensed CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – Intangible Assets

The following are the details of intangible assets at September 30, 2017 and December 31, 2016:

	2017	2016
License	$996,346	$996,346
Trademark	10,530	4,825
	1,006,876	1,001,171
Less accumulated amortization	(224,178)	(149,452)
Intangible assets, net	$782,698	$851,719

Amortization expense for the nine months ended September 30, 2017 and 2016 was $74,726 and $74,726, respectively.

The following summarizes estimated future amortization expense as of September 30, 2017 related to intangible assets:
Years Ending September 30,
2018	$99,635
2019	99,635
2020	99,635
2021	99,635
2022	99,635
Thereafter	284,523
$782,698

NOTE 5 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding due from and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At September 30, 2017 and December 31, 2016, the amounts due from related parties was $11,890 and $31,908, respectively.  At September 30, 2017 and December 31, 2016, the amounts due to related parties was $317,381 and $763,664, respectively.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company.  To pay for the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales.  The value of the license is $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company has not made  the $375,000 payment that was due June 30, 2016 or the $375,000 due on June 30, 2017; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.  The Company made a partial payment of $97,656 in April 2017 towards the outstanding balance.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

On May 22, 2017, the Company entered into an agreement with Advanced Innovative Recovery Technologies, Inc. to, as of March 31, 2017, cancel its debt and acquire the formula. The Company issued 1,300,000 shares of its common stock with a total stated value equal to that of the agreed upon principal of $750,000 and penalties of $168,750, for a total agreed upon amount of $918,750.  In connection with this payment in full, during the nine months ended September 30, 2017, the Company recorded a gain on settlement of a liability of $43,120, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

NOTE 6 – Note Payable

During 2016 the Company issued a note for $30,000.  The note payable accrued interest at 74% per annum and required daily payments of $163.  The note was due on August 10, 2017 and was personally guaranteed by a former officer. The outstanding balance was $0 and $18,068 at September 30, 2017 and December 31, 2016, respectively.

NOTE 7 - Note Payable - Related Party

8% Note Payable

During the quarter ended June 30, 2017, the Company issued a note for $55,000 to a shareholder, including an original issue discount of $5,000.  The note payable accrued interest at 8% and was due on July 8, 2017.  The note was secured by a security interest in all assets of the Company. The outstanding balance was $0 and $0 at September 30, 2017 and December 31, 2016, respectively.

On July 11, 2017, the Company paid $55,679 to the shareholder in satisfaction of the 8% note due on July 8, 2017.  There were no penalties and the security interest in all assets of the Company released.

NOTE 8 - Convertible Note Payable

4.25% Convertible Promissory Note

During the three months ended March 31, 2017, the Company issued a convertible note payable to an accredited investor for $78,000. The convertible note payable (i) was unsecured, (ii) bore interest 4.25%, and (iii) was due on January 18, 2018.  The note is convertible at any time during the period beginning on the date which is 180 days from March 30, 2017 at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by 61% of the average of three lowest trading prices of the Company's common stock during the 10 day period prior to date of conversion.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $112,433 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $34,436 being recorded as a financing cost.  The debt discount of $78,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $46,100 and $24,389 during the nine and three months ended September 30 2017, respectively for the amortization of the debt discount.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

During September 2017, a payment of $111,543 was made to pay off this note.  The payment was comprised of $78,000 of the face value of the convertible note, $1,571 of interest and $31,972 of redemption premium.   The Company recorded a gain of $1,176 on the settlement of liabilities relating to this transaction.

Convertible Promissory Note

On April 7, 2017, the Company issued to a accredited investor a Convertible Promissory Note (the "Note") of $570,000 that matures on January 7, 2018.

The Company will receive the $570,000 in three tranches as follows:

(1)
$200,000 upon signing of the Note, the Securities Purchase Agreement and Registration Rights Agreement of which $50,000 may be sent to the Company's auditor to complete the audit for the fiscal year ended December 31, 2016);

(2)	$150,000 upon filing of a registration statement and receipt of up to $10,000,000 shares of the Company's common stock issuable under the securities purchase agreement; and

(3)	$150,000 upon the registration statement becoming effective.

A registration statement was filed on July 12, 2017 and the Company received the second tranche of $150,000.  As of September 30, 2017, the total balance of the promissory note was $399,000 comprised of principal note balance of $350,000, original issue discount of $35,000 and debt issuance costs of $14,000.

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

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $273,266 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note. The debt discount of $273,266 is being amortized over the term of the convertible note.  The Company recognized interest expense of $152,365 and 0 during the nine months ended September 30 2017 and 2016, respectively for the amortization of the debt discount.

During the quarters ended September 30, 2017 and 2016 the Company recognized interest expense in the amount of $18,811 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount  and debt issuance costs totaled $27,240 and $0 at September 31, 2017 and December 31, 2016, respectively.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

8% Promissory Note

On July 5, 2017, the Company issued an 8% Fixed Rate Convertible Debenture amount of $220,000, with an Original Issue Discount of $20,000 and Debt Issuance Costs of $20,000 to an accredited investor. This convertible note is due and payable on January 6, 2018, plus the one-time interest charge of on the principal of 8%. The Holder shall have the right to convert all or any part of the outstanding amount due under this Note into fully paid and non-assessable shares of Common Stock upon an event of default.

The Company may prepay the amounts outstanding to the holder at any time up to the 90th day period immediately following the issue date of this note by making a payment to the note holder of an amount in cash for an amount equal to 135% of the outstanding balance.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $230,656 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $50,656 being recorded as a financing cost.  The debt discount of $180,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $84,649 during the nine and three months ended September 30 2017 for the amortization of the debt discount.

During the quarters ended September 31, 2017 and 2016 the Company recognized interest expense in the amount of $18,811 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount  and debt issuance costs totaled $21,189 and $0 at September 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the Convertible Note in the amount of $8,277 and $0, for the quarters ended September 31, 2017 and 2016, respectively. Accrued interest due under the Convertible Note totaled $8,277 and $0 as of September 30, 2017 and April 30, 2017, respectively.

In connection with the convertible note, the Company granted 85,000 shares of common stock as inducement shares.  These common stock were valued at the market share price of $0.739 per share and recorded interest expense of $62,815.

Convertible Promissory Note-Commitment Fee

On July 14, 2017, the Company issued a convertible promissory of $330,000, with an original issue discount of $30,000 to an accredited investor for commitment fee related to the convertible promissory note. This convertible note is due and payable on April 17, 2018.  The Holder shall have the right to convert all or any part of the outstanding amount due under this Note into fully paid and non-assessable shares of Common Stock, at a conversion price per share of 65% of the low trade price of the common stock during thirty days preceding the date of the applicable conversion notice.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Pursuant to the terms of the Note, the Company is not required to make any payments on the Note until maturity, and no interest shall accrue except in default.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $369,485 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $69,485 being recorded as a financing cost.  The debt discount of $300,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $84,477 and $0 during the nine months ended September 30 2017 and 2016, respectively for the amortization of the debt discount.
During the quarters ended September 30, 2017 and 2016 the Company recognized interest expense in the amount of $8,448 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $21,552 and $0 at September 30, 2017 and December 31, 2016, respectively.
12 % Convertible Note

On September 20, 2017, the Company issued a 12% Convertible Note of $75,000, with an original issue discount of $4,500 and Debt Issuance Costs of $3,000 to an accredited investor. This convertible note is due and payable on September 20, 2018. The Holder shall have the right to convert all or any part of the outstanding amount due under this Note into fully paid and non-assessable shares of Common Stock.

The conversion price hereunder shall equal the lower of: (i) the closing sale price of the common stock on the principal market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty (20) consecutive Trading Days including and immediately preceding the conversion date, or the closing bid price, whichever is lower

The Company may prepay, at any time during the period beginning on the Issue Date and ending on the date which is six (6) months following the Issue Date.

The payment amount is the total of 135%, multiplied by the sum of: the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the optional prepayment date plus default interest, if any. If the Company delivers an optional prepayment notice and fails to pay or fails to cause to be paid the optional prepayment amount due to the Holder of the Note within two (2) business days following the optional prepayment date, the Company will forfeit its right to prepay the Note.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $100,798 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $33,298 being recorded as a financing cost.  The debt discount of $67,500 is being amortized over the term of the convertible note.  The Company recognized interest expense of $1,849 and $0 during the nine months ended September 30 2017 and 2016, respectively for the amortization of the debt discount for the note.

During the quarters ended September 30, 2017 and 2016 the Company recognized interest expense in the amount of $205 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount  and debt issuance costs totaled $7,295 and $0 at September 30, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the Convertible Note in the amount of $247 and $0, for the quarters ended September 30, 2017 and 2016, respectively. Accrued interest due under the Convertible Note totaled $247 and $0 as of September 30, 2017 and September 30, 2016, respectively.

12 % Convertible Promissory Note

On September 12, 2017, the Company issued a 12% Convertible Promissory Note of $160,500, with debt issuance costs of $10,500 to an accredited investor. This convertible note is due and payable on September 12, 2018. The Holder shall be entitled to convert all of the outstanding and unpaid principal and accrued interest of this Note into fully paid and non-assessable shares of Common Stock in accordance with the stated conversion price commencing on the date that is 180 days from the issuance date.

The conversion price hereunder shall be 50% discount to the lowest trading price during the previous 20 trading days to the date of a Conversion Notice.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date. In the event the Note is not prepaid in full on or before the prepayment date, it shall be deemed a "Pre-Payment Default". Until the ninetieth (90th) day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder's consent; from the 91st day to the one hundred and twentieth (120th) day after the issuance date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, without the Holder's consent; from the 121st day to the prepayment date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, without the Holder's consent. After the prepayment date up to the maturity date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and default interest, if any, which may only be paid by the Company upon Holder's prior written consent. At any time on or after the maturity date, the Company may repay the then outstanding principal plus accrued interest and Default Interest, if any, to the Holder.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $251,454 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $101,454 being recorded as a financing cost.  The debt discount of $150,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $7,397 and 0 during the nine months ended September 30 2017 and 2016, respectively for the amortization of the debt discount.

During the quarters ended September 30, 2017 and 2016 the Company recognized interest expense of $518 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs totaled $9,982 and $0 at September 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the Convertible Promissory Note of $950 and $0, for the quarters ended September 30, 2017 and 2016, respectively. Accrued interest due under the Convertible Promissory Note totaled $950 and $0 as of September 30, 2017 and September 30, 2016, respectively.

Registration Rights Agreement

On April 7, 2017, in connection with the issuance of the convertible promissory note as described in Note 8, the Company entered into a Registration Rights Agreement ("RRA") with an accredited investor whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws. Pursuant to the RRA, the Company shall register its shares of common stock issuable to such investor under the SPA (as defined below) on a registration statement on Form S1 (or on such other form as is available to the Company within 30 days of the execution of the RRA) (the "Registration Statement"). In addition, the Company agreed to cause such registration statement to be declared effective within the earlier of (i) five months of the date of filing the registration statement, or (ii) five days after receiving written notice of Commission clearance and will within said five days request acceleration of effectiveness.  Under the Securities Purchase Agreement ("SPA), the Company is required to reserve a sufficient number of shares of Common Stock for the purpose of enabling the Company to issue Drawn Down Shares pursuant to the SPA.

Subject to the terms and conditions of the SPA and RRA, including that there is an effective Registration Statement, the Company, at its sole and exclusive option, may issue and sell to the Investor, and the Investor shall purchase from the Company, the shares upon the Company's delivery of written notices to the Investor.  The maximum amount of all purchases that the Investor shall be obligated to make under the SPA shall not exceed $10,000,000. Once a written notice is received by the Investor, it shall not be terminated, withdrawn or otherwise revoked by the Company.

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

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 9 – Stockholders' Deficit

Common stock

During the nine months ended September 30, 2017, the Company issued shares of common stock as follows:

•	752,000 shares for services valued at $478,340. The shares were valued based on the Company's stock price at the date of issuance;
•	142,868 shares for cash of $224,500;
•	1,300,000 shares in payment of Due to Related Party valued at $929,802 (see Note 5)

During the three months ended September 30, 2017, the Company issued shares of common stock as follows:

•	652,000 Shares for services valued at $273,840. The shares were valued based on the Company's stock price at the date of issuance;
•	1,300,000 shares in payment of Due to Related Party valued at $929,802 (see Note 5)

Stock options

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	1,156,250	0.001	4.59	$2,554,156
Granted	-	-	-	$-
Forfeited	-	-	-	$-
Exercised	-	-	-	$-
Outstanding, September 30, 2017	1,156,250	0.001	3.84	$415,094
Exercisable, September 30, 2017	508,750	0.001	3.84	$182,641

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $180,304 and $106,902 during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the unamortized stock option expense was $420,708 which will be amortized to expense through June 30, 2019.  The Company recorded stock option expense of $60,101 and $90,144 during the three months ended September 30, 2017 and 2016, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

The Company maintains a head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630. This property is sub-leased until March 31, 2020 at a rate of $ 2,948.12 / per month.

The following summarizes estimated future sub-lease expense as of September 30, 2017 related to the office sub-lease:

Years Ending September 30,
2018	$35,377
2019	35,377
2020	17,689
2021	-
2022	-
Thereafter	-
$88,443

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

NOTE 11 – SUBSEQUENT EVENTS

On October 11, 2017, the Company,  pursuant to Rule 477 promulgated under the Securities Act, requested the withdrawal of its registration statement on Form S-1, first filed with the SEC on July 12, 2017, together with all exhibits and amendments thereto.  The Registration Statement was not declared effective by the SEC and none of the Company's securities were sold pursuant to the Registration Statement. The Company believes that the withdrawal of the Registration Statement is consistent with the public interest and the protection of investors, as contemplated by Rule 477.  Due to the withdrawal of the registration statement on Form S-1, the Company is in discussion with the note holder regarding the reduction of the convertible promissory note-commitment fee of $330,000 (see Note 8).

On October 23, 2017, the Company issued to an accredited investor a 8% Convertible Secured Redeemable Note of $95,000 due October 23, 2018. This note contains a $2,250 original issue discount..  The holder of the note is entitled to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price for each share of common stock equal to 55% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC Marketplace upon which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days.  During the first 180 days this note is in effect, the Company may redeem the note by paying to the Holder an amount equal to (i) 110% of the sum of principal plus any accrued interest if the redemption occurs within the first sixty days of issuance, (ii) 120% of the sum of principal plus any accrued interest if the redemption occurs after the 60th day of the note but before the121st day of the note and (iii) 130% of the sum of principal plus any accrued interest if the redemption occurs after the 120th day of the note but before the 181st day of the note.  The note may not be prepaid after the 180th day of the note.

On October 23, 2017, the Company issued to an accredited investor a 8% Convertible Secured Redeemable Note - Back End Note  $95,000 due on October 23, 2018. This note contains a $2,250 original issue discount.  The holder of the note is entitled, at its option, after full cash payment for the shares convertible hereunder, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price for each share of common stock equal to 55% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC Marketplace upon which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the 15 prior trading days.  This note may not be prepaid, except that if the $95,000 Rule 144 convertible redeemable note issued by the Company is redeemed by the Company within 6 months of the issuance date of the note.

On November 2, 2017, the holder of the convertible promissory note dated April 7, 2017 converted $54,750 of principal representing 13.72% of the outstanding balance of the note.  The Company issued 300,000 shares of its common stock upon the conversion of the notes.

On October 1, 2017, the Company entered into a five-year employment agreement with Robert Doherty, which agreement was effective as of October 1, 2017. The Term will thereafter automatically extend for successive one-year periods. Mr. Doherty's duties under this employment agreement include his service as our  Chief Executive Officer and his discharge of the obligations and responsibilities normally associated with such office. In exchange for his services, Mr. Doherty will earn a base salary of $250,000 per annum.  Mr. Doherty's salary shall increase by 10% per annum. Mr. Doherty also received 500,000 common shares of the Company which will be issued upon execution of this agreement, and 2,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows:  25% of the options shall vest immediately upon the effective date; 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Mr. Doherty shall be entitled to all rights and benefits for which he is eligible under the terms and conditions of the Company's standard benefits and compensation practices that may be in effect from time to time and provided by the Company to its employees generally. In addition to, and not in limitation of, the foregoing, during the Term, Executive shall be eligible to accrue up to four weeks (20 business days) of paid time off (PTO) per anniversary year exclusive of any business day with respect to which the Company is closed for business due to any federal, state or local holiday or any day off generally granted by the Company to its employees, subject to the Company's then-current paid time off policy (which shall not have the effect of reducing said four weeks (20 business days) of paid vacation).  In addition to, and not in limitation of the foregoing, during the Term, Executive shall receive any additional benefits generally provided by the Company to executive employees of the Company, including group health insurance for himself and dependents, life insurance, and long term disability insurance, and participation in the Company's 401(k) plan, all in accordance with applicable plan documents. During the Term, the Company may maintain, at its sole expense, a Two Million US Dollar ($2,000,000) term life insurance policy for the benefit of Executive, provided that Executive shall be responsible for paying all taxes due on the imputed income related thereto.

The Company has the right, in its reasonable determination at any time during the Term, to terminate Mr. Doherty's employment with the Company for Cause by giving written notice.  Mr. Doherty shall be given thirty (30) calendar days' prior written notice from the Company, specifically identifying the reasons which are alleged to constitute Cause for any termination and an opportunity to cure in the event Mr. Doherty disputes such allegations; provided, however, that the Company shall have no obligation to continue to employ Mr. Doherty following such thirty (30) calendar day notice period unless Mr. Doherty has cured the condition giving rise to the Cause.

 The Company shall have the right, at any time during the Term, to terminate Mr. Doherty's employment with the Company without Cause by giving written notice, which termination shall be effective thirty (30) calendar days from the date of such written notice. The Company may provide thirty (30) days pay in lieu of notice. If the Company terminates employment without Cause, the Company's obligation shall be limited solely to (i) unpaid Base Salary plus any accrued but unpaid benefits to the effective date of termination, any unpaid bonus earned in accordance with the then applicable bonus plan or program to the effective date of termination; (ii) if there is no unpaid bonus earned for the year of termination, an amount equal to the product of 100% of Executive's Base Salary multiplied by a fraction, the numerator of which is the number of days he is employed by the Company during the year in which the termination occurs and the denominator of which is 365 and, if the date of termination occurs prior to the date on which the annual bonus, if any, for the immediately preceding year would otherwise be paid, an amount equal to the annual bonus that would have been paid for such immediately preceding year, based on the actual achievement of applicable performance goals and without regard to whether Executive is employed on the date the bonus otherwise would have been paid; (iii) severance in an amount equal to then-current Base Salary for a period of eighteen (18) months; and (iv) if Mr. Doherty is eligible for and timely elects COBRA coverage for health insurance coverage, payment of Executive's COBRA premiums for the health insurance coverage for himself and his eligible dependents for a period of up to eighteen (18) months, payments to be made on a monthly basis when the premiums are due, and in the event of the death of before the expiration of such eighteen (18)-month period, the Company shall, for the remainder of such period, continue to pay the COBRA premiums for the dependents (including his spouse, if any) who were receiving COBRA coverage at the time of his death.

On October 1, 2017, the Company entered into a five-year employment agreement with Robert Switzer, which agreement was effective as of October 1, 2017. The Term will thereafter automatically extend for successive one-year periods. Mr. Switzer's duties under this employment agreement include his service as our  Chief Operations officer and his discharge of the obligations and responsibilities normally associated with such office. In exchange for his services, Mr. Switzer will earn a base salary of $225,000 per annum.  Mr. Switzer's salary shall increase by 10% per annum. Mr. Switzer also received 500,000 common shares of the Company which will be issued upon execution of this agreement, and 2,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows:  25% of the options shall vest immediately upon the effective date; 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Mr. Switzer shall be entitled to all rights and benefits for which he is eligible under the terms and conditions of the Company's standard benefits and compensation practices that may be in effect from time to time and provided by the Company to its employees generally. In addition to, and not in limitation of, the foregoing, during the Term, Executive shall be eligible to accrue up to four weeks (20 business days) of paid time off (PTO) per anniversary year exclusive of any business day with respect to which the Company is closed for business due to any federal, state or local holiday or any day off generally granted by the Company to its employees, subject to the Company's then-current paid time off policy (which shall not have the effect of reducing said four weeks (20 business days) of paid vacation).  In addition to, and not in limitation of the foregoing, during the Term, Executive shall receive any additional benefits generally provided by the Company to executive employees of the Company, including group health insurance for himself and dependents, life insurance, and long term disability insurance, and participation in the Company's 401(k) plan, all in accordance with applicable plan documents. During the Term, the Company may maintain, at its sole expense, a Two Million US Dollar ($2,000,000) term life insurance policy for the benefit of Executive, provided that Executive shall be responsible for paying all taxes due on the imputed income related thereto.

The Company has the right, in its reasonable determination at any time during the Term, to terminate Mr. Switzer's employment with the Company for Cause by giving written notice.  Mr. Switzer shall be given thirty (30) calendar days' prior written notice from the Company, specifically identifying the reasons which are alleged to constitute Cause for any termination and an opportunity to cure in the event Mr. Switzer disputes such allegations; provided, however, that the Company shall have no obligation to continue to employ Mr. Switzer following such thirty (30) calendar day notice period unless Mr. Switzer has cured the condition giving rise to the Cause.

 The Company shall have the right, at any time during the Term, to terminate Mr. Switzer's employment with the Company without Cause by giving written notice, which termination shall be effective thirty (30) calendar days from the date of such written notice. The Company may provide thirty (30) days pay in lieu of notice. If the Company terminates employment without Cause, the Company's obligation shall be limited solely to (i) unpaid Base Salary plus any accrued but unpaid benefits to the effective date of termination, any unpaid bonus earned in accordance with the then applicable bonus plan or program to the effective date of termination; (ii) if there is no unpaid bonus earned for the year of termination, an amount equal to the product of 100% of Executive's Base Salary multiplied by a fraction, the numerator of which is the number of days he is employed by the Company during the year in which the termination occurs and the denominator of which is 365 and, if the date of termination occurs prior to the date on which the annual bonus, if any, for the immediately preceding year would otherwise be paid, an amount equal to the annual bonus that would have been paid for such immediately preceding year, based on the actual achievement of applicable performance goals and without regard to whether Executive is employed on the date the bonus otherwise would have been paid; (iii) severance in an amount equal to then-current Base Salary for a period of eighteen (18) months; and (iv) if Mr. Switzer is eligible for and timely elects COBRA coverage for health insurance coverage, payment of Executive's COBRA premiums for the health insurance coverage for himself and his eligible dependents for a period of up to eighteen (18) months, payments to be made on a monthly basis when the premiums are due, and in the event of the death of before the expiration of such eighteen (18)-month period, the Company shall, for the remainder of such period, continue to pay the COBRA premiums for the dependents (including his spouse, if any) who were receiving COBRA coverage at the time of his death.

 On October 1, 2017, the Company entered into a five-year employment agreement with Derek Duhame, which agreement was effective as of October 1, 2017. The Term will thereafter automatically extend for successive one-year periods. Mr. Duhame's duties under this employment agreement include his service as our  President and his discharge of the obligations and responsibilities normally associated with such office. In exchange for his services, Mr. Duhame will earn a base salary of $200,000 per annum.  Mr. Duhame's salary shall increase by 10% per annum. Mr. Duhame also received 250,000 common shares of the Company which will be issued upon execution of this agreement, and 1,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows:  25% of the options shall vest immediately upon the effective date; 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date.

PURA NATURALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

Mr. Duhame shall be entitled to all rights and benefits for which he is eligible under the terms and conditions of the Company's standard benefits and compensation practices that may be in effect from time to time and provided by the Company to its employees generally. In addition to, and not in limitation of, the foregoing, during the Term, Executive shall be eligible to accrue up to four weeks (20 business days) of paid time off (PTO) per anniversary year exclusive of any business day with respect to which the Company is closed for business due to any federal, state or local holiday or any day off generally granted by the Company to its employees, subject to the Company's then-current paid time off policy (which shall not have the effect of reducing said four weeks (20 business days) of paid vacation).  In addition to, and not in limitation of the foregoing, during the Term, Executive shall receive any additional benefits generally provided by the Company to executive employees of the Company, including group health insurance for himself and dependents, life insurance, and long term disability insurance, and participation in the Company's 401(k) plan, all in accordance with applicable plan documents. During the Term, the Company may maintain, at its sole expense, a Two Million US Dollar ($2,000,000) term life insurance policy for the benefit of Executive, provided that Executive shall be responsible for paying all taxes due on the imputed income related thereto.

The Company has the right, in its reasonable determination at any time during the Term, to terminate Mr. Duhame's employment with the Company for Cause by giving written notice.  Mr. Duhame shall be given thirty (30) calendar days' prior written notice from the Company, specifically identifying the reasons which are alleged to constitute Cause for any termination and an opportunity to cure in the event Mr. Duhame disputes such allegations; provided, however, that the Company shall have no obligation to continue to employ Mr. Duhame following such thirty (30) calendar day notice period unless Mr. Duhame has cured the condition giving rise to the Cause.

 The Company shall have the right, at any time during the Term, to terminate Mr. Duhame's employment with the Company without Cause by giving written notice, which termination shall be effective thirty (30) calendar days from the date of such written notice. The Company may provide thirty (30) days pay in lieu of notice. If the Company terminates employment without Cause, the Company's obligation shall be limited solely to (i) unpaid Base Salary plus any accrued but unpaid benefits to the effective date of termination, any unpaid bonus earned in accordance with the then applicable bonus plan or program to the effective date of termination; (ii) if there is no unpaid bonus earned for the year of termination, an amount equal to the product of 100% of Executive's Base Salary multiplied by a fraction, the numerator of which is the number of days he is employed by the Company during the year in which the termination occurs and the denominator of which is 365 and, if the date of termination occurs prior to the date on which the annual bonus, if any, for the immediately preceding year would otherwise be paid, an amount equal to the annual bonus that would have been paid for such immediately preceding year, based on the actual achievement of applicable performance goals and without regard to whether Executive is employed on the date the bonus otherwise would have been paid; (iii) severance in an amount equal to then-current Base Salary for a period of eighteen (18) months; and (iv) if Mr. Duhame is eligible for and timely elects COBRA coverage for health insurance coverage, payment of Executive's COBRA premiums for the health insurance coverage for himself and his eligible dependents for a period of up to eighteen (18) months, payments to be made on a monthly basis when the premiums are due, and in the event of the death of before the expiration of such eighteen (18)-month period, the Company shall, for the remainder of such period, continue to pay the COBRA premiums for the dependents (including his spouse, if any) who were receiving COBRA coverage at the time of his death.

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

Overview and History

Pura Naturals, Inc., ("we," "our" or the "Company") was incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010, we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In November 2016, we filed an amendment to our Articles of Incorporation changing our name to "Pura Naturals, Inc."  In September 2010, we effected in a forward split of our issued and outstanding common stock whereby nine shares of our common stock were issued in exchange for every one share then issued and outstanding.  In addition, in November 2016, we effected another forward split of our issued and outstanding common stock whereby 3.7 shares of our common stock were issued in exchange for every one share then issued and outstanding.  All references to our issued and outstanding common stock in this Report are presented on a post-forward split basis unless otherwise indicated.

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

As a result of the Share Exchange Agreement and the other transactions contemplated there under, PURA – DE became a majority owned subsidiary of the Company.

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

Our Products
We offer a diverse line of cleaning products with applications across several sectors, and are increasing our market presence in the eco-conscious cleaning product market.  We continue gain market share against classic cleaning products like the kitchen sponge and Bilge Boom. We operate in four business segments: Health Care, Consumer, Marine, and Oil Spill Prevention.  Recent sales at "big box stores" that carry the Pura Naturals brand demonstrate that our products are gaining recognition and popularity in the U.S.  This market acceptance positions Pura Naturals to expand to other North American markets like Canada and Latin Americas.

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

Product Portfolio
 The Company currently has the following products available:
Health Care
•	3-in-1 Cleansing System
•	Soap infused facial bars - Citrus Splash, Eucalyptus Breeze and Lavender Mist
•	Soap infused body bars – Active Charcoal, Lavender Mist and Unscented

Consumer
•	Kitchen Sponges
•	Soap infused sponges with and without scrubbers
•	Household Sponges
•	Soap infused sponges with and without scrubbers
•	Pura Pro Bio-Degreaser
·
Marine
•	3-in-1 Galley Scrubber
•	Fisherman's Cleansing Bar

Oil Spill Prevention
•	Pura Spill Pad
•	Pura Bilge Boom
•	Pura Diesel Fuel Bib
•	Pura Scrubber Plug
We have never been subject to any bankruptcy proceeding.
Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Sales	$387,784	$323,512	$64,272	19.87%
Cost of goods sold	312,822	165,224	147,598	89.33%
Gross profit	$74,962	158,288	(83,326)	-52.64%

Selling expenses	11,479	27,586	(16,107)	-58.39%
General and administrative expenses	2,056,491	876,364	1,180,127	134.66%
Interest expense	858,318	585	857,733	146621.03%
Change in value of derivative liability	(112,416)	-	(112,416)	100.00%
Loss on note settlement	(42,855)	-	(42,855)	100.00%
Net loss	$(2,696,055)	$(746,247)	$(1,949,808)	261.28%

Sales for the nine months ended September 30, 2017 were $387,784 an increase of $64,272 or 19.87% from $323,512 for the 2016 period.  The increase was due to an order from a distributor representing a new customer as well as sales to existing customers.  The Company continues in a transitional phase, with changes being made to the beginning marketing strategies implemented by prior management.

The changes being implemented over the last four quarters involve tactics and strategies to engage consumers and build brand awareness. We reevaluated our distribution model to focus on a more effective and efficient strategic model to grow sales and increase shareholder value. This process has increase our sales and We anticipate this strategy will continue to improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

Due to limited resources and the change in sales focus from retail stores to online sales, the Company has reduced expenditures for sales and marketing. The Company is continuing its review of the sales and marketing strategies.  The subsequent revenue and gross profit over the last few quarters, while hard fought, resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.   Paramount to this new strategy is the integration of a robust direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. To this end we separated and defined our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded to deliver more consumer appeal and benefit. We hope this model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.

Cost of goods sold for the nine months September 30, 2017 was $312,822 an increase of $147,598 or 89.33% from $165,224 for the 2016 period.  The increase was due to an increase in sales as well as in manufacturing costs incurred directly by the Company and increased cost from our related party manufacturer.  Cost of goods sold as a percentage of sales was 80.67% for the nine months ended September 30, 2017 compared to 51.07% for the 2016 period.  Cost of goods sold increased as a percentage of sales due to the reduction in the purchase of bulk items that are expensed and not inventoried as well as increased cost to manufacture the product.

Selling expenses for the nine months ended September 30, 2017 were $11,479 a decrease of $16,107 or 58.39% from $27,586 for the 2016 period.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the nine months ended September 30, 2017 were $2,056,491 an increase of $1,180,127 or 134.66% from $876,364 for the 2016 period.  The increase was principally due:

Payroll and payroll related expense	$487,000
Commitment fee for convertible promissory note	300,000
Professional Fees	360,000
Insurance expense	33,000
$1,180,000

Payroll expense includes $478,340 which represents the value of shares given for services (see Note 9 to our financial statements contained in this Report).  Professional fees are comprised of legal, accounting, and public and investor relations.  Commitment fees represent a fee charged by the lender for an unused credit line (see Note 8 to our financial statements contained in this Report)

During the nine months ended September 30, 2017, the Company incurred interest expense of $858,318 compared to $585 for the 2016 period. For the nine months ended September 30, 2017, the interest expense of $858,318 comprised of $836 of accrued interest, $63,015 in interest paid, $731,652 in amortization of debt issuance costs, original issue discount, debt financing costs and debt discount attributable to the Notes Payable and $62,815 for inducement shares (see Note 8).

During the nine months ended September 30, 2017, the Company incurred a gain in the fair value change of derivative liability of $112,416 as compared to $0 for the 2016 period.

During the nine months ended September 30, 2017, the Company incurred a gain on note settlement of $42,855 as compared to $0 for the 2016 period.  This was due to the repayment of the related party note payable.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Sales	$221,334	$73,284	$148,050	202.02%
Cost of goods sold	206,265	55,339	150,926	272.73%
Gross profit	$15,069	17,945	(2,876)	-16.03%

Selling expenses	15	8,785	(8,770)	-99.83%
General and administrative expenses	1,084,193	341,843	742,350	217.16%
Interest expense	666,884	-	666,884	100.00%
Change in value of derivative liability	(41,286)	-	(41,286)	100.00%
Loss on note settlement	265	-	265	100.00%
Net loss	$(1,695,002)	$(332,683)	$(1,362,319)	409.49%

Sales for the three months ended September 30, 2017 were $221,334 an increase of $148,050 or 202.02% from $72,284 for the 2016 period.  The increase was due to a order from a distributor representing a new customer as well as sales to existing customers.

The Company continues in a transitional phase, with changes being made to the marketing strategies implemented by prior management.

The changes being implemented over the last four quarters involve tactics and strategies to engage consumers and build brand awareness. First, we reevaluated our low margin distribution model while examining and preparing for a more effective and efficient strategic model to grow profitable sales and increase shareholder value. This process has increase our current revenue by pairing down our most unprofitable distribution partnerships. We anticipate this strategy will continue to improve margins and free up our limited resources to be repurposed towards the integration of more effective sales channels.

Cost of goods sold for the three months ended September 30, 2017 was $206,265 an increase of $150,926 or 272.73% from $55,339 for the same period in 2016.  The increase was due to an increase in sales as well as an increase in manufacturing costs.  In addition, sales comprised of products with a larger cost to manufacture. Cost of goods sold as a percentage of sales was 93.19% for the three months ended September 30, 2017 compared to 75.51% for the same period in 2016.  Cost of goods sold as a percentage of sales increased due to increases in manufacturing costs and sales of products with a higher cost to manufacture.

Selling expenses for the three months ended September 30, 2017 were $15 a decrease of $8,785 or 99.83% from $8,770 for the 2016 period.  The decrease was due to a decrease in marketing promotions.

General and administrative expenses for the three months ended September 30, 2017 were $1,084,193 an increase of $742,350 or 217.16% from $341,843 for the 2016 period. The increase is due to increases in payroll and payroll related expenses, commitment fee, professional fees and insurance expense.  The increase was principally due:

Payroll and payroll related expense	$349,000
Commitment fee for convertible promissory note	300,000
Professional Fees	67,000
Insurance expense	25,000
Others	1,000
$742,000

During the three months ended September 30, 2017, the Company incurred interest expense of $666,884 as compared to $0 for the 2016 period. For the three months ended September 30, 2017, the interest expense of $666,884 comprised of $1,417 in interest expense, $602,652 in amortization of debt issuance costs, original issue discount, debt financing costs and debt discount attributable to the notes payable and $62,815 for inducement shares (see Note 8 to our financial statements contained in this Report).

During the three months ended September 30, 2017, the Company incurred a gain in the fair value change of derivative liability of $41,286 as compared to $0 for the 2016 period.

During the three months ended September 30, 2017, the Company incurred a loss on note settlement of $265 as compared to $0 for the 2016 period.  This was due to the settlement of the related party note payable.

Liquidity and Capital Resources

As of September 30, 2017, we had $9,850 in cash as compared to $14,386 at December 31, 2016.

At September 30, 2017, we had current assets of $413,208 and current liabilities of $2,430,625 resulting in a working capital deficit of $2,017,417 as compared to current assets of $107,835 and current liabilities of $1,315,180, resulting in a working capital deficit of $1,207,345 at December 31, 2016.

The net cash used on our operations was $1,312,508 during the nine months ended September 30, 2017, compared to $707,766 during the 2016 period. The increase in cash used in operating activities is due to an increase in the net loss, accounts receivable, inventory, accrued expenses and prepaid expense and other current assets

The net cash used in operating activities was partially offset by the following non-cash activities:

(i)	$658,644 for common stock issued for services;
(ii)	$432,047 for amortization of debt discounts and original issue discounts;
(iii)	$112,416 for change in fair value of derivative instruments;
(iv)	$302,217 Due to related parties

Cash flows used in investing activities were $5,705 during the nine months ended September 30, 2017 compared to cash flow provided from investing activities of $98,325 during the 2016 period.  The change is principally due to an increase in payment for intangible assets and decrease in restricted cash.

Cash flows provided by financing activities were $1,313,677 and $598,500 during the nine months ended September 30, 2017 and 2016, respectively.  The increase in cash provided by financing activities is due to the sale of common stock, note issued for commitment fee and the issuance of convertible notes payable offset by repayment of convertible note and note payable during the nine months ended September 30, 2017.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.    We believe our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, the Company issued 107,000 shares of common stock to consultants in exchange for services.

During the three months ended September 30, 2017, the Company issued 545,000 shares of common stock to employees in exchange for services.

During the three months ended September 30, 2017, the Company issued 1,300,000 shares of its common stock for debt repayment.

In July 2017 the Company sold a Convertible Promissory Note to an accredited investors for a purchase price of $391,000.

In July 2017, the Company issued a Convertible Promissory Note to an accredited investor for commitment fee of $330,000.

In September 2017, the Company sold a Convertible Promissory Note to an accredited investor for a purchase price of $235,500

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act, as amended, for the offer and sale of the securities recited above in as much as the offers and sales were made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising. The Company relied on Section 4(a)(2) in making the issuances to the consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Convertible Promissory Note Dated July 14, 2017 (1)
10.2	Convertible Promissory Note Dated July 5, 2017 (2)
10.3	Securities Purchase Agreement Dated July 5, 2017 (2)
10.4	Convertible Promissory Note Dated September 12, 2017 (3)
10.5	Convertible Promissory Note Dated September 20, 2017, issued to EMA Financial, LLC (4)
10.6	Convertible Secured Redeemable Note Dated October 23, 2017, issued to GS Capital Partners, LLC(3)
10.7	Convertible Redeemable Note-Back End Note Dated October 23, 2017 (3)
10.8	Employment Agreement between Pura Naturals, Inc and R. Switzer(3)
10.9	Employment Agreement between Pura Naturals, Inc and R. Doherty(3)
10.10	Employment Agreement between Pura Naturals, Inc and D. Duhame(3)
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 14, 2017
(2)	Incorporated by reference from our Current Report on Form 8-K filed on July 14, 2017.
(3)	Filed herewith.
(4)	Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2017.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2017.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Akio Ariura
Akio Ariura , Chief Financial Officer