Form 10-K
period 2017-12-31
PURA NATURALS, INC.
filed 2018-04-16
CIK 1501257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $15.30 million.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	43,698,963

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2017, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1.  BUSINESS

Overview of Our Business

Pura Naturals, Inc. (the "Company") markets and sells a line of cleaning, health, beauty and marine products based on the BeBetterFoam® platform for consumer kitchen, bathroom, body and face with additional products for outdoor hobbies (fishing and boating, spas and pools), infant care and industrial use currently through our operating subsidiary Pura Naturals, Inc., a Delaware corporation ("PURA").  PURA was formed in 2013.  The inspiration for the Company's creation was the Gulf of Mexico oil spill in 2010. This massive spill released over 200 million gallons of oil along the Gulf Coast, making it one of the worst oil disasters in history. The immediate impact on the environment and wildlife was devastating.

The BeBetterFoam® is hydrophobic, which means it resists water which does not support bacteria growth.  PURA believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.  BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, owned by  PURA, and is incapable of being reverse engineered.

The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), is latex-free.  PURA products are also non-toxic, contain Plant-Based/renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% natural, bio-degradable, sustainable, vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.

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

Sales by Product Line:
Household and Kitchen	$292,067
Health and Beauty	142,817
Marine Products	16,497
$451,381

Recent Developments

Business Developments
In January, 2017, the Company made new key appointments to the Company's senior management team and initiated additional marketing efforts across all product lines of the Company to drive growth.

In February, 2017, the Company entered into a private label manufacturing supply arrangement with Permatex, a subsidiary of Illinois Tool Works, to manufacture and supply the first sponge infused with Permatex's grease cuttings soap, Fast Orange, for an all-in-one hand and body cleaning product. The Company continues to manufacture and supply such product for Permatex as of this filing.

In April, 2017, the Company expanded the digital marketing strategies and introduced Mammoth Corporation as a capital partner.

In May, 2017, the Company acquired the formulas for their foam products, cancelling the licensing arrangement and debt related to the license, increasing the Company's intellectual property base.  A patent application was also filed with the United States Patent Office for an invention known as a scupper plug involving oil and hydrocarbon filtration using the Company's foam as a filtration media.

In July, 2017, the Company received, and later filled, orders for the Company's soap-infused body sponge for over 1,000 Walmart stores, and began the Pura Clean Club through the company website www.puracleanclub.com.

In August, 2017, the Company's launched a proprietary liquid bio-degreaser that is all natural to compliment the Company's anti-bacterial grease and grime cleaning sponge product lines.

In October, 2017, the Company was a sponsor of the World Food Championship in Orange Beach, Florida.  Company officials proudly attended the event, where the Company's grease and grime cleaning sponges and degreaser were used to clean the contestant's kitchens. In this same month, the Company contracted with three additional partners to strengthen the public communications and product marketing efforts of the Company.

In December, 2017, the partnership between the Company and the Georgia Aquarium was established to further the Company's mission to aid in the protection of the environment.  That same month, the Company's household sponge products became qualified to sell to Supervalu stores in their locations in the United States.

In February, 2018, a private label agreement was reached to supply the Company's all natural liquid bio-degreaser to police departments in major cities in the United States.

In March, 2018, a new line of health and beauty products with CBD and hemp seed oils was launched in the expanding industry surrounding the benefits of CBD oils in topical applications.

Trademarks
In addition to the trademarks existing before 2017, the Company applied for and/or was awarded the following trademarks during 2017:  Pura Cleanse, Pura Clean, 3 – in – 1 Pura Cleanse, Pura Marine, Puratastic and the Pura Clean Club.  Thus far in 2018, the Company has applied for the following trademarks:  Grease Beast and Tru + Pure.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and JOBS Act (the "Act") was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017 we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Share Exchange Agreement

Effective July 18, 2016 the Company, entered into that certain Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, PURA and certain shareholders of PURA (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company on approximately a 1:4.2 basis, (after giving effect to certain share cancellations).  At closing, Robert Lee, the holder of 8,289,000 shares of the Company's common stock, agreed to their cancelation.  Other than Robert Lee, shareholders of Company's common stock held approximately 1,926,000 shares.  Also on the Closing Date, the Company issued approximately 6,267,000 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA were exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  The shares of PURA common stock issuable upon exercise of options were exchanged for approximately 470,000 Shares of the Company's common stock.  Immediately after closing, the holders of the majority shares of PURA common stock have exchanged their shares into a majority of the shares of the issued and outstanding shares of the Company's common stock.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA became a majority owned subsidiary of the Company.

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

In the past, we have expanded our earth conscious strategy throughout all aspects of our business practices. This provided us with a competitive advantage by allowing ourselves to establish a presence among the environmentally conscious market space. In order to increase our market share regarding the environmentally conscious market space, we plan to increase our product awareness within the space we have already captured as a means to gain market expansion.

Our Products

We offer a diverse line of cleaning products with applications across several sectors, and are increasing our market presence in the eco-conscious cleaning product market.  We continue gain product acceptance against classic cleaning products like the kitchen sponge and Bilge Boom. We operate in four business segments: Health, Consumer, Marine, and Oil Spill Prevention.  Recent sales at "big box stores" that carry the Pura Naturals brand demonstrate that our products are gaining recognition and popularity in the U.S.  This market acceptance positions Pura Naturals to expand to other North American markets like Canada and Latin Americas.

Our cleaning sponge technologies surpass the industry's standard for foam products.  Thus, we plan to introduce new products using our foam technologies that will target industries in which we have never before held a market share. In this regard, we plan to introduce our infused sponge products to the automobile, equine, and furniture industries to reach new customers and to increase our overall market share of the cleaning products market during 2018.

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

The BeBetterFoam® is hydrophobic, which means it resists water which does not support bacteria growth.  We believe the BeBetterFoam® is also up to 40 times stronger than the leading kitchen sponge brand.  BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by PURA through an acquisition transaction with Recovery Technologies, Inc ("AIRTech") in May 2017, and we believe this technology is incapable of being reverse engineered. Previously, those formulations had been exclusively licensed to from AIRTech to PURA.

Our Suppliers

AIRTech is our main manufacturer/supplier~~s~~ for the products branded under the name of "Pura Natural." which account for 100% of out supplies in the year ended December 31, 2017 Our supplier selection was made largely to impart to the strategic alliance we built alongside AIRTech.

Our Customers

Pura Naturals products are sold through numerous distribution channels, including directly to consumer and through numerous retailers, wholesalers, brokers and distributors throughout the United States. Pura Naturals products are also available direct to consumer through our own e-commerce website, and Amazon.com. Through our on line sales we sell to many small customers along with large retail accounts.

The following tables set forth those customers which accounted for 10% or more of our sales in 2017:
Name of Customer	Sales Percentage
Amazon	29.30%
Global Trend Sales	27.36%
Jacent Strategic	11.15%
Sales and Marketing

Pura Naturals increased our sales distribution channel through the addition of new distributors and retail partnership including Target Stores, Meijer's Supermarkets and CVS. Pura Naturals also received media coverage in several magazines including Family Circle (Top Cleaning Award), and received recommendations during a Today Show airing of Spring Cleaning Tips segment in 2016. In addition, we managed to utilize PR services provided by PlanetJES Inc, to assist with marketing efforts.

Pura Marine formed a strategic relationship with the television program Anglers Chronicles.  Our products have received significant exposure during the airing of the weekly television series.  We also attended two radio broadcasts hosted by Anglers Chronicles.  Pura Marine also signed agreements with representation firms in California and Texas to market its products.

Pura Naturals was successful in building consumer and brand awareness through several key strategic partnerships including PERMATEX, Angler Chronicles, GA Aquarium and World Food Championships. We also grew our Amazon and online sales revenues, while expanding our retail opportunities within Walmart, Supervalue and Jacent Strategic Merchandising. The Company launched additional products including Pura Pro Bio Degreaser and Pura Cleanse 3-in-1 Face, which hold great potential in the all-natural degreaser and health and beauty verticals respectively. In addition, the Company's executive management held growth strategy meetings to discuss how best to increase brand awareness at the consumer level. As a result, the Company is looking to partner with a large direct response television campaign specialist to bring the Pura Naturals brand into over 100 million households while promoting the value propositions of our flagship Pura Clean Total Home cleaning sponges. Management anticipates contracting with a prominent direct response television company by early 2018.

We believe that consumers care more about what solutions the product provided rather then what the brand represented. With the knowledge and understanding we acquired from our targeted consumers, we felt it was necessary to make a change in our marketing efforts by focusing more on utilizing social media. Since the mid 2017, we have noticed a gradual increase in the demand for our products as we began to acquire more reorders from key vendors.

Competition

In the household market, Pura Naturals competes directly with 3M which holds a majority of the market share and owns Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges and O-Cel-O™ Sponges.  The bright yellow and green Scotch Brite sponge is one of the most recognizable products on market While Pura Naturals products cater more towards the environmentally conscious consumers, the 3M's distribution channels are well carved out, and they have familiarity from retailers and consumers alike. The bright yellow and green Scotch Brite sponge is one of the most recognizable products on market. For the Pura Natural Health, Beauty and Skin care products, primary competitors are from the Proctor & Gamble and Unilever brands of products.  The Marine division's primary competitor is 3M.

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

Our Intellectual Property

As of December 31, 2017, we have 10 registered trademarks and no copyrights or patent rights.

Trademarks we hold are: "Pura Naturals", "Better Clean | Better Planet", "Mighty Soap Sponges", "Tiny Sponge, Mighty Clean", "Pura Naturals Pet, "Pura Baby", "Pura Marine", "Pura Tips",and "Pura Pet".

Our Research and Development

No material costs have been incurred on research and development activities for 2017 and 2016.  We do not expect to incur significant research and development costs in the coming future.  All true material development is performed by the licensor.  The Company is working with AirTech to develop products infused with hemp seed oils.  Due to the chemical expertise held by individuals at both AirTech and the Company, research and development costs have been minimal.

Employees

As of December 31, 2017, the Company had 7 employees at our office located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA.

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

We have not generated any profit from operations since our inception. We expect our operating expenses will increase over the next 12 months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $1,000,000 to 5,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $88,600 through cash reserves.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history of the new line of business.  As such, no assurance that we will be profitability.

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

We may need to raise additional funds via the sale of our common stock or equity-linked securities such as convertible debt in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. When we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

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

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of health/beauty, cleaning and marine products. We believe, and our growth expectations assume, that the markets for our suite of products will continue to grow, that we will increase our penetration of these markets and that our anticipated revenue from selling into this market will continue to increase.

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

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing orders in accordance with customer schedules and pricing, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new customers/orders. Further, any increase in demand for personnel may result in higher costs, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

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

There can be no assurance that we will generate sufficient revenues to support our operation or a positive cash flow.

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

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by them, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which they are made parties by reason of their being or having been our directors or officers.

We do not intend to pay dividends on the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock's price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

Due to factors beyond our control, our stock price may be volatile.

The market price for our common stock has been highly volatile at times. As long as the future market for our common stock is limited, shareholders may only be able to sell them at a loss.

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which would harm our business, operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  This property is leased until March 31, 2018 at a rate of $ 2,636.12 per month.  Effective February 21, 2018, the lease was extended to March 31, 2019.  The basic rent is abated for April 2018 with rent of $3,494.25 from May 1, 2018 to March 31, 2019.  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

There is one litigation matters presently.

The Company is seeking remedies against James Kordenbrock ("Kordenbrock"), a prior officer, for breach of contract and related theories, in a binding arbitration proceeding demanded by the Company and to be heard in Orange County, California.  The arbitration has been scheduled for August 2018. The material allegations against James Kordenbrock are that he departed the Company without adequate notice and breached fiduciary duties to the company during his employment.  The material allegations by Kordenbrock against the Company are that he is owed compensation and that removal of the restrictive legend on certain stock he owns in the Company was wrongfully delayed, and he has named certain Officers and Directors of the Company and other individuals as parties on the latter allegations. There is no ability to assess the likelihood of a recovery against James Kordenbrock at this stage of the proceedings other than to remark that the Company believes that it will prevail in the proceedings and that Kordenbrock's allegations have no merit. Based on an initial determination by the Arbitrator upon a review of evidence presented by the Company for the purpose of seeking a pre-arbitration remedy, a portion of the order issued by the Arbitrator supports the Company's belief that Kordenbrock breached his fiduciary duties to the Company and that the Company will prevail against Kordenbrock at the Arbitration on the claims asserted by the Company.

ITEM 4.   MINE SAFETY DISCLOSURES.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2017:
Fourth Quarter	$0.35	$0.07
Thrid Quarter	$0.77	$0.36
Second Quarter	$1.52	$0.46
First Quarter	$3.57	$1.16

FISCAL YEAR ENDED DECEMBER 31, 2016:
Fourth Quarter	$2.21	$0.30
Thrid Quarter	$0.30	$0.15
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.bloomberg.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 31, 2017, the Company had approximately 120 stockholders of record at VStock Transfer Agent and 38,996,503 shares of common stock were issued and outstanding. As of April 10, 2018, the Company had approximately 120 stockholders of record at VStock Transfer Agent and 44,698,963 shares of common stock were issued and outstanding Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Our registrar and transfer agent for our common stock is VStock Transfer. It's address is 18 Lafayette, Woodmere, NY 11598, USA and their telephone number and facsimile are +1 212-828-8436and +1 646-536-3179, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, "Securities Authorized for Issuance Under Equity Compensation Plans".

Recent Sales of Unregistered Securities

From January through December 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 142,868 shares of its common stock for $224,500.

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

Date of Issuance	Shares Issued	Value ($)
January 5, 2017	1,170	$2,000
January 9, 2017	5,348	10,000
January 10, 2017	5,000	10,000
January 12, 2017	9,091	10,000
January 18, 2017	2,336	5,000
January 18, 2017	8,000	20,000
January 18, 2017	20,000	50,000
January 19, 2017	1,923	5,000
January 27, 2017	40,000	50,000
January 30, 2017	10,000	12,500
February 3, 2017	40,000	50,000
November 2, 2017	300,000	54,750
November 21, 2017	300,000	23,250
December 11, 2017	500,000	38,363
	1,242,868	$340,863

Purchases of Our Equity Securities

No repurchases of our common stock were made during 2017.

ITEM 6.  SELECTED FINANCIAL DATA

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

Effective July 18, 2016, the Company entered into that certain Share Exchange Agreement by and among the Company, Pura Naturals, Inc., PURA and the PURA Shareholders.  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of common stock of the Company.  At closing, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also at closing, the Company issued 23,187,876 shares of common stock to the PURA Shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, PURA is now a wholly owned subsidiary of the Company.

The exchange of shares with PURA was accounted for as a reverse acquisition under the purchase method of accounting since PURA obtained control of the Company. Accordingly, the merger of PURA into the Company was recorded as a recapitalization of PURA, PURA  being treated as the continuing entity. The historical financial statements presented are the financial statements of PURA.

PURA markets and sells a line of cleaning products based on the BeBetterFoam® platform, a revolutionary and proprietary bio-based foam, for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development. BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by AIRTech and sold to PURA, and is incapable of being reverse engineered.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	Dollar Change	Percentage Change
Sales	451,381	400,465	50,916	12.7%
Cost of goods sold	286,875	233,453	53,422	22.9%
Gross Profit	164,506	167,012	(2,506)	(1.5)%
Selling expense	73,747	62,269	11,478	18.4%
General and administrative expense	4,349,432	1,517,389	2,832,043	186.6%
Interest expense	(1,399,860)	(145,150)	(1,254,710)	864.4%
Gain on debt extinguishment	42,855	-	42,855	100.0%
Change in fair value of derivative liabilities	646,768	-	646,768	100.0%
Net loss	(4,968,910)	(1,557,796)	(3,411,114)	219.0%

Sales for the year ended December 31, 2017 were $451,381, an increase of $50,916 or 12.7% from the year ended December 31, 2016.  The increase was due to the change in marketing approach, the exit of a non-profitable customer and increased sales to existing customers.

Cost of goods sold for the year ended December 31, 2017 were $286,875 an increase of $53,422 or 22.9% from the year ended December 31, 2016.  The increase was due to the increase in sales.  Cost of goods sold as a percentage of sales was 63.6% for 2017 compared to 58.3% for 2016.  Cost of goods sold increased as a percentage of sales due to the increase in the purchase of bulk items that are expensed and not inventoried as well as increased cost to manufacture the product.

Selling expenses for the year ended December 31, 2017 were $73,747 an increase of $11,478 or 18.4% from the year ended December 31, 2016.  The increase was due to an increase in retaining outside marketing consultants and media promotions.

General and administrative expenses for the year ended December 31, 2017 were $4,349,432 an increase of $2,832,042 or 186.6% from the year ended December 31, 2016.  The major components of the increase was due to:

	2017	2016	Change
Payroll and payroll related expense	$2,434,137	$808,447	$1,625,690
Commitment Fees	300,000	-	300,000
Travel	24,052	56,678	(32,626)
Insurance	40,334	-	40,334
Professional Fees:
Accountants	133,529	57,147	76,382
Marketing/Trade Shows	80,075	122,043	(41,968)
Edgar preparation	20,866	2,010	18,856
Sales consultants	4,622	250	4,372
Media/Website	54,873	15,149	39,724
Legal	65,266	12,092	53,174
Investor and public relations	775,412	6,325	769,087
Transfer Agent	10,206	3,201	7,005
Business consultants	-	7,000	(7,000)
Royalty expense	-	16,812	(16,812)
Amortization expense	101,742	99,635	2,107
Other general & administrative expenses	304,318	310,601	(6,283)
	4,349,432	1,517,389	2,832,042

There were increases in certain expenses:

•	Payroll and Payroll related expenses increased by $1,625,690 due to additional employees, the issuance of common stock and bonus accrual under the employment contract and issuance of options;
•	Convertible Promissory Note for a Commitment fee of $300,000;
•	Insurance increased by $40,334 due to obtaining Directors and Officers insurance;
•	Accounting fees increased by $76,382 due to additional work performed during the quarter and year end;
•	Edgar preparation fees increased $18,856 due to additional SEC filings and increased cost of quarterly filings;
•	Sales consultants increased by $4,372 due to cost incurred to promote new products;
•	Media/website increase by $39,724 due to work performed for the Company's website and creation of promotional videos;
•	Legal fees increased by $53,174 due to fees related to the lawsuit with the former CEO as well as increased SEC requirements;
•	Investor and public relations increased by $769,087 due to additional programs for Investor and Public relations. $608,000 was paid in common stock, the remaining 161,087 was paid in cash.
•	Transfer agent fees increase $7,005 due to increased share issuance.
•	Commitment fee increased by $300,000. The commitment fee is 3% of the commitment amount of $10,000,000 (See Note 8 of the financial statements)

The above increase were offset by the following decreases:

•	Travel expenses decreased by $32,626 due to less travel by management and sales teams for product promotion;
•	Marketing/Trade shows decreased by $41,968 due to decreased participation in trade shows;
•	Business consultants decreased by $7,000 due to transitioning to larger investors and public relations firms;
•	Royalty expense decreased by $16,812 due to the purchase of the license agreement.

Interest expense for 2017 was $1,399,860 an increase of $1,254,710 or 864.4% from 2016.  The increase was mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with the derivative liabilities associated with the convertible notes party in for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $67,422 in cash.

At December 31, 2017, we had current assets of $360,256 and current liabilities of $2,681,237 resulting in a working capital deficit of $2,320,981. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $1,108,611 during the year ended December 31, 2017, compared to $821,304 in net cash used during the year ended December 31, 2016.  The increase in cash used in operating activities is due to the increase of $3,422,114 in the net loss for fiscal 2017 compared to fiscal 2016 and changes in operating assets and liabilities.

Cash flows used by investing activities was $5,705 during the year ended December 31,  2017 compared to cash provided by investing activities of $98,325 during the year ended December 31, 2016.  The increase in cash used by investing activities is due to trademark acquisition.

Cash flows provided by financing activities were $1,167,352 and $722,568 during  the years ended December 31, 2017 and 2016, respectively.  The increase in cash provided by financing activities is due to the increase in proceeds from the issuance of convertible debt, offset by a reduction cash received from the sale of common stock and repayment of notes payable and convertible debt during the year ended December 31, 2017 compared to the year ended December 31, 2016.  For the future, we expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

Convertible Note Financings

 On April 7, 2017, the Company issued to an accredited investor a Convertible Promissory Note of $570,000 that matures on January 7, 2018.  The Company will receive the $570,000 in three tranches.  The first tranche of $200,000 was received upon signing of the Convertible Promissory Note, the Securities Purchase Agreement and Registration Rights Agreement. Tranche #2 of $150,000 was received upon,the filing Rights Agreement.  Tranche #3 of $150,000 was not received since the Registration Statement did not become effective.  There is no interest on this Convertible Promissory Note.

On July 5, 2017, the Company issued to an institutional lender a $20,000 Original Issue Discount 8% Fixed Rate Convertible Debenture in the principal amount of $220,000, due January 6, 2018.

On July 14, 2017, the Company issued to an institutional lender a $30,000 Original Issue Discount Convertible Promissory Note in the principal amount of $330,000, due April 17, 2018.

On September 20, 2017, the Company issued to an institutional lender a $4,500 Original Issue Discount 12% Convertible Note in the principal amount of $75,000, due September 20, 2018.

On September 12, 2017, the Company issued a 12% Convertible Promissory Note in the principal amount of $160,500 due September 12, 2018 to an institutional lender.

On December 18, 2017, the Company issued $750 Original Issue Discount 4.25% Convertible Secured Redeemable Note in the principal amount of $125,000 due October 23, 2018 to an institutional lender.
To date, our operations have not generated any profits.  We have funded our operating to date through product sales, the sales of our common stock, issuance of notes and convertible notes.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.
Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

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

Products sold through the Company's ecommerce site are recorded when products are shipped and title passes to customers.  Sales by third-party sellers are recognized when the item is sold by the third-party seller and our collectability is reasonably assured.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, are as follows:
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Lease	$-	$59,955	$-	$-	$59,955
Convertible Notes	1,288,138	-	-	-	1,288,138
Total	$1,288,138	$59,955	$-	$-	$1,348,093

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $4,258,673 and $1,412,646 for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of $1,565,299 at December 31, 2017. In addition, we used cash from operating activities of $1,108,611 for the year ended December 31, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. .

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2017. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Robert Doherty	57	Chief Executive Officer and Chairperson of the Board	November 1, 2016
Robert Switzer	53	Corporate Secretary and Director	November 1, 2016
Derek Duhame	53	President and Director	January 12, 2017
Akio Ariura	59	Chief Financial Officer	May 23, 2017
Daniel Kryger	56	Director	May 23, 2017

Each Director serves until our 2018 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Robert Doherty

Since February of 2014, Mr. Doherty has served as the President and then the Chief Executive Officer of Pura Naturals Inc, a publically traded company.  From April 2012 until joining Pura Naturals Inc. Mr. Doherty served as the President of ALM Tech Group a Tier I and Tier II military supplier of metal machining and advanced composite fabricated parts and assemblies.  Prior to joining ALM Tech Group. Mr. Doherty served as the President of two advanced composites armor companies LCOA Composites and ArmorStruxx.  Both companies were start-up armor suppliers.  ArmorStruxx was critical in the design and supply of composite armor for the MRAP program, supplying complete armor assemblies to Navistar Defense (MaxPro MRAP) and BAE (RG 33 MRAP).

Mr. Doherty earned a BSChE in Chemical Engineering from Rutgers University and an MBA from the University of Phoenix.

Mr. Doherty has various proprietary technical rights and 2 patents in his name.

Mr. Doherty is subject to a written employment agreement with the Company.

Robert Switzer

Mr. Switzer has 25 years of experience in business and executive management, with particular expertise and passion for start-ups. Through the years, Robert has gained vast experience in a wide array of business matters for companies of all sizes.

Mr. Switzer has been a Member of the Board of Directors and the Secretary for the Company since 2015 and became Chief Operations Officer in mid-2016.  Robert also served as executive vice president for Advanced Innovative Recovery Technologies, Inc. from early 2014 to late 2016, and thereafter served as President for approximately 12 months thereafter.

Mr. Switzer was President of Business Development Services Corporation from December 2012 to early 2014.

Prior to 2014, Mr. Switzer's experience includes work for law practices, mortgage brokerages, and as a consultant and executive business coach for a number of private and public companies.

Mr. Switzer's 29 years of expertise includes business start-up consulting, organizational controls, operational design, business development, intellectual property development, sales and marketing development, public relations assistance, trade secret maximization, financial forecasting and modeling, asset management, reorganizations, expansions, mergers and acquisitions, capital financing, executive management coaching, business valuations, regulatory compliance, divestitures, law, litigation, contract writing and enforcement, commercial and secured transactions, and complex dispute resolution.

As a start-up specialist, Mr. Switzer's has taken businesses from very simple beginning concepts to millions of dollars in sales. As a reorganization specialist, Mr. Switzer has restructured debt and equity, reduced liabilities, revitalized net revenue, and accomplished a total turn-around.  Typically, Mr. Switzer is able to quickly change management pathways from being stagnant or non-productive, to being profitable and providing investor returns. Robert has doubled and tripled the value of intellectual property rights for various business organizations.

 Mr. Switzer's education includes a Bachelor of Science in Business Administration, with a Finance Major, from the University of Arizona in 1986. Robert completed his Post-Graduate Juris Doctor degree from the University of San Diego, School of Law in 1989.

Mr. Switzer is subject to a written employment agreement with the Company.

Derek Duhame

Since November 2013 until December 2016 Mr. Duhame was the Chief Operating Officer of Impact Strategic Marketing Insights, a private marketing and sales consulting firm engaged in developing new business and growth strategies for small and medium sized companies. From October 2012 until October 2013, Mr. Duhame served as a Spinal device account manager for Altrux Medical and also attended Medical Sales College. From November 2011 until September 2012, Mr. Duhame was the Regional Sales Director, Waste Solutions for Rocktenn, a publicly held commercial cardboard and recycling company. From 1996-From January 2009 to until August 2011, Mr. Duhame was a Partner and vice president of sales for Smarter Flush Distributors, a private company that marketed and sold environmentally friendly water saving devices. From October 1996, Mr. Duhame was first a National Accounts Manager and from December 2004 until September 2008, the Vice President of DistribuTech, a division of Consumer Source, Inc., a private media publishing and distribution company.

Mr. Duhame received a B.S. in Business Management from Arizona State University.

Mr. Switzer is subject to a written employment agreement with the Company.

Akio Ariura

Since July 2015 until February 2017, Mr. Ariura served as the Chief Financial Officer of Spiral Toys, Inc, a publicly-traded corporation engaged in providing mobile-connected, wireless entertainment technology.  From April 2014 until joining Spiral Toys, Inc. Mr. Ariura served as an independent contractor for various entities such as Kibush Capital Corporation, providing accounting and other financial and management services.  From August 2006, Mr. Ariura was first, the Chief Financial Officer, and from November 2008 until April 2014, the Chief Financial and Operating Officer, of Radient Pharmaceuticals Corporation, a former publicly-traded corporation engaged in the research, development, manufacturing, sale and marketing of the Onko-Sure ® test kit, a proprietary in-vitro diagnostic cancer test.  From September 2004 until joining Radient Pharmaceuticals Corporation, Mr. Ariura was employed by Resources Global Professionals, providing both public and private companies with consulting services relating to Sarbanes-Oxley compliance, SEC filings and special project financial and management services.

Mr. Ariura received a B.S. in Business Administration from University of Southern California.

Mr. Ariura is not subject to a written employment agreement with the Company.

Daniel Kryger

Possesses over 25 years of experience in management, compliance and leadership positions.

Since September 2016 to present, Mr. Kryger serves as the Chief Compliance Officer, Director, Trading, supervision/Compliance & Operations for Prime Executions, Inc.  In this role, Mr. Kryger is responsible for compliance and supervision for all NYSE listed trading/sales, provides supervisory support through direct supervision, oversight and analysis of risk assessments, improvement of supervisory practices to meet today's evolving regulatory environment, responds to and work with regulatory audits and inquiries and manages buy and sell side institutional accounts.

From December 2015 to September 2016, Mr. Kryger was the Chief Operations Officer for Princeton Securities Group.  In this role, Mr. Kryger managed and oversaw brokerage operations and staff, supervised daily trading activity and on an ad hoc basis process trades ,organize workflow, set priorities and monitor activity to ensure completion, worked with clients/staff to ensure operational questions/procedures were satisfied, ensured timeliness of client product reports/services, prepared/oversaw assignment schedules paying attention to deadlines/status and coordinate/oversee various projects throughout operational teams

From May 2009 to December 2016, Mr. Kryger was the Managing Director, Compliance/Supervision, Trading/Investment Banking for Benjamin & Jerold Brokerage, LLC.  Mr. Kryger was responsible for compliance/supervision for all NYSE cash equities trading and managed public and private accounts for sell side institutional equities business.

Mr. Kryger is subject to a written employment agreement with the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2017, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) prompt reporting of violations of the code to an appropriate person and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Business Conduct and Ethics. However, we have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of business conduct and ethics is available on our corporate website at www.puranaturalsproducts.com.

Committees of Board of Directors

There are currently is the Compensation Committee of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating or audit committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2017 and 2016, to the Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Doherty, Chief Executive Officer and Chairman	2017	-	-	-	350,975	-	62,500	-	413,475
	2016	-	-	-	65,702	-	-	-	65,702

James Kordenbrock, Chief Executive, Officer and Director	2017	-	-	-	-	-	-	-	-
	2016	147,667	-	-	11,174	-	-	-	158,841

Robert Switzer, Secretary and Director	2017				350,909		56,250
	2016	-	-	-	60,085	-	-	-	60,085

Derek Duhame, President	2017	87,500		246,500	138,444		27,500		499,944
	2016	-	-	-	-	-	-	-	-

Daniel Kreyger, Board Member	2017	21,000		97,388					118,388
	2016	-	-	-	-	-	-	-	-

Akio Ariura, Chief Financial Officer	2017	42,000	-	-	-	-	-	-	42,000
	2016	-	-	-	-	-	-	-	-

(1)	Compensation for 2017 results from PURA.

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

Employment Agreements

The Company has entered into employment agreements with our Named Executive Officers, except for the Chief Financial Officer as described below.

Each agreement provides for certain payments and benefits to the executive upon separation from us as described below in "Potential Payments Upon Termination or Change in Control." Each agreement also contains certain restrictive covenants for our benefit and requires the executive to maintain the confidentiality of our confidential information. The equity awards described in each agreement will be subject to such other terms as set forth in the employment agreements.

Robert Doherty

On October 1, 2017, as the Company's Chief Executive Officer, the Company, entered into an employment agreement with Mr. Doherty. The term of the employment agreement will expire on October 1, 2022. The term will thereafter automatically extend for successive one-year periods, but Mr. Doherty's employment may at any time be terminate in accordance with provisions within the employment agreement.  Pursuant to his employment agreement, Mr. Doherty will receive an annual base salary of $250,000.  Mr. Doherty at his option may defer base salary which will accrue interest at 10% per annum, and shall, upon Mr. Doherty's written request to the Board, be convertible into options for shares of common stock of the Company on a quarterly basis, where the conversion shall be equal to a 25% to the market price of the Company's shares at the time of the conversion, and where each option's strike price shall be at $.001 per share.

Mr. Doherty shall be eligible to participate in the Company's common stock incentive plan as in effect from time to time.  As of October 1, 2017 ("Effective Date"), the Compensation Committee of the Board of Directors has granted Mr. Doherty, 500,000 shares of stock in the Company at par value of $.001 which shall be issued upon execution the agreement, and 2,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: 25% of the options shall vest immediately upon the effective date, 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shares shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date. The Company may grant Mr. Doherty additional stock options, restricted stock units or other awards under the Company's common stock incentive plan based on individual and Company performance criteria to be established by the Board.

Robert Switzer

On October 1, 2017, the Company, entered into an employment agreement with Mr. Switzer. The term of the employment agreement will expire on October 1, 2022. The term will thereafter automatically extend for successive one-year periods, but Mr. Switzer's's employment may at any time be terminate in accordance with provisions within the employment agreement.  Pursuant to his employment agreement, Mr. Switzer's will receive an annual base salary of $225,000.  Mr. Switzer's at his option may defer base salary which will accrue interest at 10% per annum, and shall, upon Mr. Switzer's written request to the Board, be convertible into options for shares of common stock of the Company on a quarterly basis, where the conversion shall be equal to 25% to the market price of the Company's shares at the time of the conversion, and where each option's strike price shall be at $.001 per share.

Mr. Switzer shall be eligible to participate in the Company's common stock incentive plan as in effect from time to time.  As of October 1, 2017, the Compensation Committee of the Board of Directors has granted Mr. Switzer, 500,000 shares of stock in the Company at par value of $.001 which shall be issued upon execution the agreement, and 2,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: Twenty-Five Percent (25%) of the options shall vest immediately upon the effective date, 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shares shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date. The Company may grant Mr. Switzer additional stock options, restricted stock units or other awards under the Company's common stock incentive plan based on individual and Company performance criteria to be established by the Board.

Derek Duhame

On October 1, 2017, the Company, entered into an employment agreement with Mr. Duhame. The term of the employment agreement will expire on October 1, 2022. The term will thereafter automatically extend for successive one-year periods, but Mr. Duhame's employment may at any time be terminate in accordance with provisions within the employment agreement.  Pursuant to his employment agreement, Mr. Duhame will receive an annual base salary of $200,000.  Mr. Duhame at his option may defer base salary which will accrue interest at 10% per annum, and shall, upon Mr. Duhame's written request to the Board, be convertible into options for shares of common stock of the Company on a quarterly basis, where the conversion shall be equal to 25% to the market price of the Company's shares at the time of the conversion, and where each option's strike price shall be at $.001 per share.

Mr. Duhame  shall be eligible to participate in the Company's common stock incentive plan as in effect from time to time.  As of October 1, 2017, the Compensation Committee of the Board of Directors has granted Mr. Duhame, 250,000 shares of stock in the Company at par value of $.001 which shall be issued upon execution of the agreement, and 1,500,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: 25% of the options shall vest immediately upon the effective date, 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shares shall vest upon the Company reaching $3,000,000 in sales revenue earned after the Effective Date. The Company may grant Mr. Duhame additional stock options, restricted stock units or other awards under the Company's common stock incentive plan based on individual and Company performance criteria to be established by the Board.

Elements of Post‑Termination Compensation and Benefits

Employment Agreements

The Company has employment agreements with the certain of our executive officers. The employment agreements provide for certain payments and benefits to the executive officer upon the executive officer's separation from us as described below in "Potential Payments Upon Termination or Change in Control".
Change in Control Provisions for Equity Awards

Change in Control Provisions in the Employment Agreement.

If, upon or within one year of a Change of Control occurring at any time during the employment term, the Company or a succeeding entity terminates Robert Doherty, Robert Switzer, Derek Duhame and Daniel Kryger without Cause or Executive terminates his employment for Good Reason , the Company or the succeeding entity's obligation to Executive shall be (i) unpaid Base Salary, bonus and benefits accrued up to the effective date of termination, (ii) if there is no unpaid bonus earned for the year of termination, an amount equal to the product of 100% of Executive's Base Salary multiplied by a fraction, the numerator of which is the number of days he is employed by the Company during the year in which the termination occurs and the denominator of which is 365 and, if the date of termination occurs prior to the date on which the annual bonus, if any, for the immediately preceding year would otherwise be paid, an amount equal to the annual bonus that would have been paid to Executive for such immediately preceding year, based on the actual achievement of applicable performance goals and without regard to whether Executive is employed on the date the bonus otherwise would have been paid, (iii) a lump sum payment equal to Executive's then-current Base Salary for a period of thirty-six (36) months, and (iv) if Executive is eligible for and timely elects COBRA coverage for health insurance coverage, payment of Executive's COBRA premiums for health insurance coverage for himself and his eligible dependents for a period of up to eighteen (18) months, payments to be made on a monthly basis when the premiums are due, and in the event of the death of Executive before the expiration of such eighteen (18)-month period, the Company shall, for the remainder of such period, continue to pay the COBRA premiums for the Executive's dependents (including his spouse, if any) who were receiving COBRA coverage at the time of his death. In the event of a without Cause Change of Control termination or a without Good Reason Change of Control termination, each as described herein, the payments in this Section 7(a) shall be in lieu of, and not in addition to, any severance pay or benefits set forth in Sections 6(b) or 6(c), whichever may apply. Notwithstanding anything to the contrary contained herein or in any award agreement between Executive and the Company, in the event of a Change of Control (as defined below), (i) all unvested stock awards held by Executive, including stock options described in Section 3(b) and any other subsequent awards, shall become fully vested upon the Change of Control and, if applicable, immediately exercisable; (ii) each such award, and each already vested award described in Section 3(b), which is a stock option shall continue to be exercisable for the remainder of its term; and (iii) with respect to any award that is subject to the attainment of performance objectives or specified performance criteria, such performance objectives and criteria shall be deemed satisfied at the target level and any performance period shall be deemed to end as of the date of the Change of Control. As a condition to his receipt of the post-employment payments and benefits under this Section 7(a), other than the vesting of awards described in the preceding sentence, Executive must be in compliance with Section 5 of this Agreement, and must execute, return, not rescind and comply with a release of claims agreement in favor of the Company, related entities and individuals and the succeeding entity, within the timeframe and in a form to be prescribed by the Company or a succeeding entity. The severance amount described in clauses (ii) and (iii) of the first sentence of this paragraph shall be paid in a lump sum on the ninetieth (90th) day after the date of Executive's termination of employment (but in any event not later than March 15 of the year following the year in which Executive's employment terminates), provided that the Company has received the signed general release of claims agreement and Executive has not rescinded such agreement within the rescission period set forth in such agreement.

Potential Payments Upon Termination or Change in Control

The employment agreements with  Robert Doherty, Robert Switzer, Derek Duhame and Daniel Kryger provide for certain payments and benefits upon a separation from us. To the extent applicable, "cause" and "good reason" are defined in the employment agreements.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during 2017.

Named Executive Officer	2017	2016
Robert Doherty	3,000,000	92,500
James Kordenbrock	-	46,250
Robert Switzer	3,000,000	92,500
Derek Duhame	1,850,000	-
Akio Ariura	-	-

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/share)	Grant Date Fair Value of Stock and Options Awards		Closing Price on Grant Date ($/share)
Robert Doherty	10/1/2017	-	2,500,000	$0.001		$0.37		$0.37
	10/1/2017	500,000	-			$0.37		$0.37

Robert Switzer	10/1/2017	-	2,500,000	$0.001		$0.37		$0.37
	10/1/2017	500,000	-			$0.37		$0.37

Derek Duhame	2/11/2017	50,000	-			$2.66		$2.66
	8/21/2017	50,000	-			$0.55		$0.55
	10/1/2017	-	1,500,000	0.001		$0.37		$0.37
	10/1/2017	250,000	-			$0.37		$0.37
					$		$
Akio Ariura		-	-	-		-		-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2017 for each of the named executive officers:

Name	Number of securities underlying unexercised options, exercisable	Number of securities underlying unexercised options, uunexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned	Options exercise price ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards:number of unearned shares or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares or other rights that have not vested ($)
Robert Doherty, CEO and Director	46,250	277,500	-	$0.001	August 3, 2021	-	-	-	-
	625,000	1,875,000	-	$0.001	October 1, 2022			-	-
						-	-	-	-
Robert Switzer, Corporate Secretary	46,250	277,500	-	$0.001	August 3, 2021	-	-	-	-
	625,000	1,875,000		$0.001	October 1, 2022	-	-	-	-
						-	-	-	-
Derek Duhame, President	375,000	1,125,000	-	$0.001	October 1, 2022	-	-	-	-

Akio Ariura	-	-	-	-	-	-	-	-	-

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

Director Compensation

Compensation paid to the Directors of the Company in 2017 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2018 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of April 10, 2018, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (1)	Percent of Class (6)

Common Stock	Robert Doherty (2)	CEO and Director	3,160,147	6.72%
Common Stock	Robert Switzer (3)	Secretary and Director	2,019,432	4.30%
Common Stock	Daniel Kryger (4)	Director	475,000	1.01%
Common Stock	Derek Duhame (5)	President	725,000	1.54%
All Officers and Directors as a group (4 persons named above)			6,379,579	13.57%
Common Stock	Advanced Innovative Recovery Tech	5 % Security Owner	11,980,365	25.49%
Common Stock	James Kordenbrock	5 % Security Owner	3,060,674	6.51%
Total Shares Owned by Persons Named Above			21,420,618	45.57%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Mr. Robert Doherty owns an aggregate of 977,948 shares common stock directly, 1,236,685 held by Advanced Materials Technology and holds 717,500 of vested options exercisable within the 60 days to purchase the Company's common stock.  In addition, included in the beneficial ownership amount are 228,014 shares held by immediate family members.

(3) Mr. Robert Switzer owns an aggregate of 1,195,005 shares common stock directly, 106,927 held by The AAA Switzer Trust and holds 717,500 of vested options exercisable within the 60 days to purchase the Company's common stock.

(4) Mr. Daniel Kryger owns an aggregate of 225,000 shares common stock directly and holds 250,000 of vested options exercisable within the 60 days to purchase the Company's common stock.

(5) Mr. Derek Duhame owns an aggregate of 350,000 shares common stock directly and holds 375,000 of vested options exercisable within the 60 days to purchase the Company's common stock.

(6)  The percent of class is based on shares of common stock issued and outstanding as of April 10, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 3, 2016, the Company adopted The 2016 Qualified Employee Stock Incentive Plan (the "Incentive Plan") that provides for the issuance of stock or options to purchase stock to employees, consultants, and professionals at the discretion of the Board of Directors.  The Incentive Plan provides for the issuance of up to 1,500,000 or more shares and/or options to purchase shares in each fiscal and in any subsequent year the plan is extended. As of December 2017, three options to purchase 1,665,000 total shares of the Company common stock had been issued under the Incentive Plan, as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in cloumn (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	7,443,750	$0.001	50,000
Total	7,443,750	$0.001	50,000

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

AirTech, a non-controlling shareholder of the Company, was a Licensor of three formulations and related technology to the Company pursuant to an Exclusive License Agreement ("License Agreement") dated June 18, 2015.  AirTech also provided contract manufacturing for the Company as part of the licensing arrangement.  The License Agreement was for 10 years, and was renewable for an additional 10 year term at the election of the Company. As consideration for such rights under the License Agreement, the Company agreed to1) pay AirTech a one-time up-front License Fee of $750,000 (half of which was deferred for 12 months and the other half deferred for 24 months), 2) pay a 3% royalty from net sales during the term of the Licensing Agreement, and 3) transfer 600,000 shares of Company common stock to AirTech.

The Company did not make the $375,000 payment that was due June 30, 2016 or the $375,000 due on June 30, 2017; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.  The Company made a partial payment of $97,656 in April 2017 towards the outstanding balance.

On May 22, 2017, the Company entered into an agreement with AirTech. to, as of March 31, 2017, cancel its debt and acquire the formula. The Company issued 1,300,000 shares of its common stock with a total stated value equal to that of the agreed upon principal of $750,000 and penalties of $168,750, for a total agreed upon amount of $918,750.  In connection with this payment in full, during the year ended December 31, 2017, the Company recorded a gain on settlement of a liability of $43,120, which is included in other expenses and income in the accompanying Consolidated Statements of Operations.

Robert Doherty is a current Officer and Director of AirTech. At the time of entering into the License Agreement (above) and in 2016 Robert Switzer was an Officer of AirTech.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

MJF & Associates, APC ("MJF") is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2017 and 2016. The following table shows the fees that we paid or accrued for the audit and other services provided by MJF for the fiscal years ended December 31, 2017 and 2016.

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

Fee Category	2017	2016
Audit Fees	$53,750	$43,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

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

All services provided by MJF & Associates, APC during the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
(iv)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2017 and 2016
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.2	Articles of Amendment to Articles of Incorporation ( incorporated herein by reference from Exhibit 3.4 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.3	Articles of Amendment of Amended Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2106).
3.4	By-Laws (incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
10.1
Form of Share Exchange Agreement, effective as of July 18, 2016, by and among Yummy Flies, Inc., PURA Naturals, Inc. and shareholders of PURA Naturals, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2106).

10.2
Form of Securities Purchase Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. ((incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10.3
Form of Registration Rights Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10.4
Form of Security Agreement dated April 7, 2017, by and between Robert Doherty, Robert Switzer, and Mammoth Corporation (incorporated herein by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10 .5
Convertible Promissory Note Due Nine Months After Issuance Date dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2107).

10.6	Form of Securities Purchase Agreement dated July 5, 2017, by and between Vista Capital Investments, LLC and PURA Naturals, Inc.*
10.7	Promissory Note Due Six Months After Issuance Date dated July 5, 2017, by and between Vista Capital Investments, LLC and PURA Naturals, Inc.*
10.8	Amendment #1 to Promissory Note Dated July 5, 2017.*
10.9	Amendment #2 to Promissory Note Dated July 5, 2017.*
10.10	Convertible Note Due Twelve Months After Issuance Date dated September 20, 2017, by and between EMA Financial, LLC and PURA Naturals, Inc.*
10.11	Form of Securities Purchase Agreement dated September 20, 2017, by and between EMA Financial, LLC and PURA Naturals, Inc.*
10.12	Convertible Promissory Note Due Twelve Months After Issuance Date dated September 12, 2017, by and between JSJ Investments Inc. and PURA Naturals, Inc.*
10.13	Form of Securities Purchase Agreement dated October 23, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.14	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated October 23, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.15	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.16	Form of Securities Purchase Agreement dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.17	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.18	Form of Securities Purchase Agreement dated February 8, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.19	Convertible Promissory Note Dated February 8, 2018, Due November 20, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.20	Convertible Promissory Note Dated March 5, 2018, Due December 15, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.30	Convertible Redeemable Note , Due Twelve Months After Issuance Date Dated March 6, 2018, by and between ONE44 Capital, LLC and PURA Naturals, Inc.*
10.40	Form of Securities Purchase Agreement dated March 6, 2018, by and between ONE44 Capital LLC Holdings, Inc and PURA Naturals, Inc.*
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Robert Doherty
Robert Doherty
Chief Executive Officer
(Principal Executive Officer)
Date: April 17, 2018

	By:	/s/ Akio Ariura

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 17, 2018

PURA NATURALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pura Naturals, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Pura Naturals, Inc. ("the Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2017 and 2016, the Company incurred a net loss of $4,968,910 and $1,557,796, respectively, and had negative cash flows from operations of $1,108,611 and $821,304, respectively. The Company may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2017.

MJF & Associates
Los Angeles, California
April 17, 2018

PURA NATURALS, INC
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$67,422	$14,386
Accounts receivable	66,427	45,791
Due from related parties	11,890	31,908
Inventory	105,087	-
Prepaid expenses and other current assets	109,430	15,750
Total Current Assets	360,256	107,835
OTHER ASSETS
Intangible assets, net	755,682	851,719
Total Other Assets	755,682	851,719
TOTAL ASSETS	$1,115,938	$959,554

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$321,250	$264,224
Accrued expenses	226,273	196,416
Due to related parties	392,037	763,664
Deferred revenues	72,808	72,808
Note payable	-	18,068
Convertible note payable, net of discount of $506,237 as of December 31, 2017	781,901	-
Derivative liabilities	897,968	-
		-
Total Current Liabilities	2,692,237	1,315,180

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
39,029,709 and 33,612,376 shares issued and outstanding, respectively, as of December 31, 2017 and December 31, 2016.	39,030	33,612
Common stock to be issued	85	-
Additional paid-in capital	5,710,270	1,956,536
Accumulated deficit	(7,325,684)	(2,345,774)
TOTAL STOCKHOLDERS' DEFICIT	(1,576,299)	(355,626)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,115,938	$959,554

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016

Sales	$451,381	$400,465
Cost of goods sold	286,875	233,453
GROSS PROFIT	164,506	167,012

OPERATING EXPENSES
Selling expense	73,747	62,269
General and administrative	4,360,432	1,517,389
Total Operating Expenses	4,434,179	1,579,658
LOSS FROM OPERATIONS	(4,269,673)	(1,412,646)
OTHER EXPENSE
Interest (expense)	(1,399,860)	(145,150)
Gain on debt extinguishment	42,855	-
Change in fair value of derivative liabilities	646,768	-
Total Other Expense	(710,237)	(145,150)
LOSS BEFORE INCOME TAX PROVISION	(4,979,910)	(1,557,796)
Income tax provision	-	-
NET (LOSS)	$(4,979,910)	$(1,557,796)

NET INCOME (LOSS) PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.14)	$(0.06)

Weighted average common
shares outstanding
BASIC AND DILUTED	35,407,320	27,585,344

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
	Members' Interest		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Units	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2015, restated	-	$-	22,865,623	$22,865	$837,017	$(787,978)	$71,904

Common stock issued for services			447,533	447	278,356		278,803
Common stock issued for cash			401,427	402	304,098		304,500
Common stock issued for exercise of stock options			1,739,093	1,739	(1,739)		-
Common stock issued for convertible note payable			533,000	533	399,467		400,000
Common stock issued in connection with reverse merger			7,625,700	7,626	(27,666)		(20,040)
Fair value of options					167,003		167,003
Net loss						(1,557,796)	(1,557,796)

Balance, December 31, 2016	-	-	33,612,376	33,612	1,956,536	(2,345,774)	(355,626)

Common stock issued for services			2,342,000	2,342	1,556,636		1,558,978
Common stock issued for cash			142,868	143	224,357		224,500
Fair value of options					840,327		840,327
Exercise of options			462,500	463	77,238		77,701
Common stock issued for debt payment			1,300,000	1,300	869,700		871,000
Common stock issued as inducement shares					62,730		62,730
Common stock to be issued				-			85
Conversion of convertible debt into equity			1,100,000	1,100	115,262		116,362
Common stock issued for accounts payable			69,965	70	7,484		7,554
Unadjusted balance from prior entity					-		-
Net loss						(4,979,910)	(4,979,910)
Balance, December 31, 2017	-	$-	39,029,709	$39,030	$5,710,270	$(7,325,684)	$(1,576,299)

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016

OPERATING ACTIVITIES:
Net income/(loss)	$(4,979,910)	$(1,557,796)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	835	27,519
Amortization of intangible assets	101,742	99,635
Amortization of debt discount and original issue discount	1,181,750	-
Change in fair value of derivative instruments	(646,769)	-
Shares-based compensation related to common stock	918,028	167,003
Gain on debt extinguishment	(42,855)	-
Convertible note issued for commitment fee	330,000	-
Common stock issued for services	1,566,531	278,803
Changes in operating assets and liabilities:
Accounts receivable	(20,636)	38,774
Inventory	(105,087)	3,447
Due from related parties	20,018	(31,908)
Prepaid expenses and other current assets	(93,680)	(6,069)
Accounts payable	94,196	(12,374)
Deferred salary	146,250	-
Accrued expenses	(4,729)	193,891
Due to related parties	425,705	(6,532)
Deferred revenue	-	(15,697)
Cash Used in Operating Activities	(1,108,611)	(821,304)

INVESTING ACTIVITIES:
Payments for intangible assets	(5,705)	(1,575)
Decrease in restricted cash	-	99,900
Cash Provided from Investing Activities	(5,705)	98,325

FINANCING ACTIVITIES:
Advances from related party	19,500	-
Common shares to be issued as part of convertible note	62,815	-
Repayment of note payable	(73,068)	-
Payment of note payable - Related Party	(52,645)	-
Payment on convertible note payable	(78,000)	(11,932)
Proceeds from the issuance of convertible debt	1,009,250	400,000
Proceeds from sale of common stock for cash	224,500	304,500
Proceeds from issuance of note payable	55,000	30,000
Net Cash Provided by Financing Activities	1,167,352	722,568
NET CHANGE IN CASH	53,036	(411)
CASH AT BEGINNING OF YEAR	14,386	14,797
CASH AT END OF YEAR	$67,422	$14,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$265,617	$-
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for convertible note payable	$116,362	$400,000
Common stock issued for license	$871,000	$300,000
Increase in amount due to related party for license	$168,750	$696,346
Expense & Debt paid by third party on behalf of Company	$50,000	$-
Debt discount for new issuances	$1,405,766	$-
Original Issue Discount	$95,250	$-
Common Stock to be issued as inducement shares for convertible debt	$85	$-

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Pura Naturals, Inc. (formerly Yummy Flies, Inc.) (the "Company" or "Pura - CO") was incorporated under the laws of the State of Colorado on December 26, 2005.  On November 17, 2016, the Company changed its name from Yummy Flies, Inc. to Pura Naturals, Inc.

Pura Naturals, Inc., ("Pura - DE") was incorporated on April 20, 2015 under the laws of the state of Delaware.  Prior to incorporating in Delaware, the Company was incorporated on October 21, 2013 under the laws of the state of Nevada as a limited liability company.  On June 30, 2015, the Company exchanged membership interests in the Nevada corporation for common stock of the Pura - DE.

Effective July 18, 2016, the Company entered into that certain share exchange agreement by and among the Company, Pura - DE") and certain shareholders of Pura – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of Pura - DE held by the PURA Shareholders for shares of common stock of the Company.  At the closing date, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of Company common stock held 7,625,700 shares.  Also on the closing date, the Company issued 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of Pura – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.  As a result of the share exchange agreement and the other transactions contemplated there under, Pura - DE became a wholly owned subsidiary of the Company.

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

Note 2 – Summary of Significant Accounting Policies

 Accounting Method

The Company's consolidated financial statements ("CFS") are prepared using the accrual method of accounting. The Company elected a fiscal year ending on December 31.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Reclassification

Certain amounts in the prior period financial statements were reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its wholly-owned subsidiary, PURA - DE, and have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").  All significant intercompany transactions and balances were eliminated.

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2017 and 2016, the Company did not have any cash equivalents.

Restricted Cash

At December 31, 2015, the Company was required to maintain a separate bank account with a financial institution as collateral for a Company credit card.  In March 2016, the Company canceled the credit card and the balance is the restricted account became available to the Company.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $0 at December 31, 2017 and December 31, 2016, respectively.

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

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are amortized over 120 months.

Long-Lived Assets

The Company applies ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2017 and 2016, the Company believes there was no impairment of its long-lived assets.

Derivative Financial Instruments

The Company applies ASC 815-10, Derivatives and Hedging ("ASC 815-10"). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value ("FV"). During the year ended December 31, 2017, the Company issued convertible debentures and recorded derivative liabilities related to the embedded conversion feature of the convertible notes (See Note 7).

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 8,072,500 and 1,156,250 options outstanding as of December 31, 2017 and 2016, respectively.

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

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 8,072,500 and 1,156,250 potentially dilutive securities outstanding during 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its CFS.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time).

The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our CFS.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future CFS.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The Company's CFS for the year ended December 31, 2017, were prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on July 18, 2016. Management recognizes successful business operations and the Company's transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

 The Company incurred losses from operations of $4,258,673 for the year ended December 31, 2017 and $1,412,646 for the year ended December 31, 2016, and had an accumulated deficit of $7,314,684 at December 31, 2017. In addition, the Company used cash in operating activities of $1,108,611 for the year ended December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The audited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 4 – Intangible Assets

The following are the details of intangible assets at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
License	$996,346	$996,346
Trademarks	10,530	4,825
	1,006,876	1,001,171
Less accumulated amortization	(251,194)	(149,452)
	$755,682	$851,719

Amortization expense for 2017 and 2016 was $99,635 and $99,635, respectively.

The following summarizes estimated future amortization expense as of December 31, 2017 related to intangible assets:

Years ending December 31,
2018	$100,688
2019	100,688
2020	100,688
2021	100,688
2022	100,688
Thereafter	251,806
$755,246

Note 5 –Related Party Transactions

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At December 31, 2017 and 2016, the amounts due from related parties was $11,890 and $31,908, respectively.  At December 31, 2017 and 2016, the amounts due to related parties was $392,037 and $763,664, respectively.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company.  In connection with the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license was $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company did not made the $375,000 payment due June 30, 2016; as a result, the Company has accrued interest on the unpaid balance at the rate of 5% per month.

The Company did not make the $375,000 payment due June 30, 2017; as a result, the Company has accrued interest  on the unpaid balance at the rate of 5% per month.  The Company made a partial payment of $97,656 in April 2017 towards the outstanding balance.

On May 22, 2017, the Company entered into an agreement with Advanced Innovative Recovery Technologies, Inc. to, as of March 31, 2017, cancel its debt and acquire the formula. The Company issued 1,300,000 shares of its common stock with a total stated value equal to that of the agreed upon principal of $750,000 and penalties of $168,750, for a total agreed upon amount of $918,750.  In connection with this payment in full, during the year ended December 31, 2017, the Company recorded a gain on settlement of a liability of $42,855, which is included in other expenses and income in the accompanying CFS.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 6 - Fair Value Measurement

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
•
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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging .

As of December 31, 2017 and 2016, respectively, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 7 -  Derivative Liabilities

During the year ended December 31, 2017, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Therefore, the FV of the derivative instruments was recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the FV of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The FV of the embedded derivative liabilities on the convertible notes were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The FV of the warrants was calculated using a Black-Scholes valuation model.

The FV of the Company's derivative liabilities at and during the year ended December 31, 2017 is as follows:

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability	1,611,351
Derivative liability associated with repaid convertible note	(66,615)
Change in derivative liability	(646,768)
Derivative liability balance, December 31, 2017	$897,968

The FV's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the year ended December 31, 2017:

Risk free rate	1.46% - 1.76%
Volatility	103% - 156%
Conversion/Exercise Price	$0.035 - $0.1825
Dividend rate	0%
Term (Years)	0.02 - 0.96

Stock Price

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 8 – Convertible Notes Payable

Convertible Promissory Note

On April 7, 2017, the Company issued to an accredited investor a Convertible Promissory Note of $570,000 that matures on January 7, 2018.

The Company will receive the $570,000 in three tranches as follows:

(1)
$200,000 upon signing of the Convertible Promissory Note, the Securities Purchase Agreement and Registration Rights Agreement of which $50,000 may be sent to the Company's auditor to complete the audit for the fiscal year ended December 31, 2016);

(2)	$150,000 upon filing of a registration statement and receipt of up to $10,000,000 shares of the Company's common stock issuable under the Securities Purchase Agreement; and

(3)	$150,000 upon the registration statement becoming effective.

A registration statement was filed on July 12, 2017 and the Company received the second tranche of $150,000.

During the year ended December 31, 2017, the holder of the Convertible Promissory Note converted a portion of the note as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amouint Converted	Price per Share
November 2, 2017	300,000	54,750	0.182500
November 21, 2017	300,000	23,250	0.077500
December 11, 2017	500,000	38,363	0.076725
Total	1,100,000	116,363

As of December 31, 2017, the total balance of the Convertible Promissory Note was $282,638 comprised of principal note balance of $233,638, original issue discount of $35,000 and debt issuance costs of $14,000.

Pursuant to the terms of the Convertible Promissory Note, the Company is not required to make any payments on the Convertible Promissory Note until maturity, and no interest shall accrue except in default. Prepayment of the Convertible Promissory Note is permitted without penalty; however, the investor has the right to convert all or any portion of the balance of the Note beginning six months after the issuance date, at a conversion price per share of 75% of the lowest trading price during the valuation period or "look back" period immediately preceding and including the date of conversion (as defined and calculated pursuant to the Convertible Promissory Note). There is no minimum conversion price.

Should the Company default on the Note, the default interest rate shall be the lower of 18% or the highest rate permitted under applicable law. The date of conversion is also adjustable in accordance with the Note's terms in the event certain capital reorganization, merger, or liquidity events of the Company as further described in the Note.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Due to the potential adjustment in the conversion price associated with this Convertible Promissory Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $273,266 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note. The debt discount of $273,266 is being amortized over the term of the convertible note.  The Company recognized interest expense of $264,717 and 0 during the year ended December 31, 2017 and 2016, respectively for the amortization of the debt discount.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense in the amount of $47,461 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $1,539 and $0 at December 31, 2017 and December 31, 2016, respectively.

8% Promissory Note

On July 5, 2017, the Company issued an 8% Fixed Rate Convertible Debenture amount of $220,000, with an Original Issue Discount of $20,000 and Debt Issuance Costs of $20,000 to an accredited investor. This 8% Fixed Rate Convertible Debenture is due and payable on January 6, 2018, plus the one-time interest charge of on the principal of 8%. The holder shall have the right to convert all or any part of the outstanding amount due under this 8% Fixed Rate Convertible Debenture into fully paid and non-assessable shares of common stock upon an event of default.

The Company may prepay the amounts outstanding to the holder at any time up to the 90th day period immediately following the issue date of this note by making a payment to the note holder of an amount in cash for 135% of the outstanding balance.

Due to the potential adjustment in the conversion price associated with this 8% Fixed Rate Convertible Debenture payable based on the Company's stock price, the Company determined the conversion feature is a derivative liability.  The embedded conversion feature was initially calculated to be $230,656 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the  This 8% Fixed Rate Convertible Debenture payable up to the face amount of the convertible note with the excess of $50,656 being recorded as a financing cost.  The debt discount of $180,000 is being amortized over the term of the This 8% Fixed Rate Convertible Debenture.  The Company recognized interest expense of $174,162 and $0 during the year ended December 31 2017 and December 31, 2016, respectively for the amortization of the debt discount.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense in the amount of $38,703 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $1,297 and $0 at December 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the This 8% Fixed Rate Convertible Debenture in the amount of $17,029 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the This 8% Fixed Rate Convertible Debenture totaled $17,029 and $0 as of December 31, 2017 and December 31, 2016, respectively.

In connection with the convertible note, the Company granted 85,000 shares of common stock as inducement shares.  These common stock were valued at the market share price of $0.739 per share and recorded interest expense of $62,815 for the year ended December 31, 2017.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Convertible Promissory Note-Commitment Fee

On July 14, 2017, the Company issued a Convertible Promissory Note of $330,000, with an original issue discount of $30,000 to an accredited investor for commitment fee related to the convertible promissory note. This convertible note is due and payable on April 17, 2018.  The holder shall have the right to convert all or any part of the outstanding amount due under this Convertible Promissory Note into fully paid and non-assessable shares of Common Stock, at a conversion price per share of 65% of the low trade price of the common stock during 30 days preceding the date of the applicable conversion notice.

Pursuant to the terms of the Convertible Promissory Note, the Company is not required to make any payments on the Convertible Promissory Note until maturity, and no interest shall accrue except in default.

Due to the potential adjustment in the conversion price associated with this Convertible Promissory Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $369,485 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the Convertible Promissory Note payable up to the face amount of the Convertible Promissory Note with the excess of $69,485 being recorded as a financing cost.  The debt discount of $300,000 is being amortized over the term of the Convertible Promissory Note.

The Company recognized interest expense of $186,131 and $0 during the year ended December 31, 2017 and 2016, respectively for the amortization of the debt discount.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense in the amount of $18,613 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $11,387 and $0 at December 31, 2017 and December 31, 2016, respectively.

12 % Convertible Note

On September 20, 2017, the Company issued a 12% Convertible Note of $75,000, with an original issue discount of $4,500 and Debt Issuance Costs of $3,000 to an accredited investor. This 12% Convertible Note is due and payable on September 20, 2018. The holder shall have the right to convert all or any part of the outstanding amount due under this 12% Convertible Note  into fully paid and non-assessable shares of common stock.

The conversion price hereunder shall equal the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower

The Company may prepay, at any time during the period beginning on the issue date and ending on the date which is six months following the issue date.

The payment amount is the total of 135%, multiplied by the sum of: the then outstanding principal amount of this 12% Convertible Note plus accrued and unpaid interest on the unpaid principal amount of this 12% Convertible Note to the optional prepayment date plus default interest, if any. If the Company delivers an optional prepayment notice and fails to pay or fails to cause to be paid the optional prepayment amount due to the holder of the 12% Convertible Note within two (2) business days following the optional prepayment date, the Company will forfeit its right to prepay the Note.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Due to the potential adjustment in the conversion price associated with this 12% Convertible Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $100,798 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $33,298 being recorded as a financing cost.  The debt discount of $67,500 is being amortized over the term of the 12% Convertible Note.  The Company recognized interest expense of $18,863 and $0 during the year ended December 31 2017 and 2016, respectively for the amortization of the debt discount for the note.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense in the amount of $2,096 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $5,404 and $0 at December 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the Convertible Note in the amount of $2,515 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the Convertible Note totaled $2,515 and $0 as of December 31, 2017 and September 30, 2016, respectively.

12 % Convertible Promissory Note

On September 12, 2017, the Company issued a 12% Convertible Promissory Note of $160,500, with debt issuance costs of $10,500 to an accredited investor. This 12% Convertible Promissory Note is due and payable on September 12, 2018. The Holder shall be entitled to convert all of the outstanding and unpaid principal and accrued interest of this Note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price commencing on the date that is 180 days from the issuance date.

The conversion price hereunder shall be 50% discount to the lowest trading price during the previous 20 trading days to the date of a conversion notice.

The Company may pay this 12% Convertible Promissory Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date. In the event the 12% Convertible Promissory Note is not prepaid in full on or before the prepayment date, it shall be deemed a "Pre-Payment Default". Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the holder's consent; from the 91st day to the 120th day after the issuance date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, without the holder's consent; from the 121st day to the prepayment date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, without the holder's consent. After the prepayment date up to the maturity date this 12% Convertible Promissory Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the 12% Convertible Promissory Note, plus accrued interest and default interest, if any, which may only be paid by the Company upon holder's prior written consent. At any time on or after the maturity date, the Company may repay the then outstanding principal plus accrued interest and default interest, if any, to the holder.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $251,454 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $101,454 being recorded as a financing cost.  The debt discount of $150,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $45,205 and 0 during the year ended December 31, 2017 and 2016, respectively for the amortization of the debt discount.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017 and 2016 the Company recognized interest expense of $3,164 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs totaled $7,336 and $0 at December 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the 12% Convertible Promissory Note of $5,804 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the 12% Convertible Promissory Note totaled $5,804and $0 as of December 30, 2017 and December 31, 2016, respectively.

8 % Convertible Promissory Note

On October 23, 2017, the Company issued an 8% Convertible Promissory Note of $95,000, with debt issuance costs of $14,250 and original issue discount of $2,000   to an accredited investor. This 8% Convertible Promissory Note is due and payable on October 23, 2018. The holder shall be entitled to convert at any time, all of the outstanding and unpaid principal and accrued interest of this 8% Convertible Promissory Note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price.

The conversion price hereunder shall be 55% discount to the lowest trading price during the previous 15 trading days to the date of a conversion notice.

The Company may pay this 8% Convertible Promissory Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date. Until the 60th day after the issuance date the Company may pay the principal plus at a cash redemption premium of 110%, in addition to outstanding interest, without the Holder's consent; from the 61st day to the 120th day after the issuance date, the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the holder's consent; from the 121st day to the prepayment date, the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the holder's consent. The 8% Convertible Promissory Note may not be repaid after the 180th daily anniversary.

Due to the potential adjustment in the conversion price associated with this 8% Convertible Promissory note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $129,589 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $50,839 being recorded as a financing cost.  The debt discount of 78,839 is being amortized over the term of the 8% Convertible Promissory Note.  The Company recognized interest expense of 3,072 and 0 during the year ended December 31, 2017 and 2016, respectively for the amortization of the debt discount.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense of $1,437 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $13,178 and $0 at December 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the 8% Convertible Promissory Note of $1,437 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the 8% Convertible Promissory Note totaled $1,437and $0 as of December 30, 2017 and December 31, 2016, respectively.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

4.25 % Convertible Promissory Note

On December 18, 2017, the Company issued a 4.25% Convertible Secured Redeemable Note of $125,000, with debt issuance costs of $16,250 and original issue discount of $750 to an accredited investor. This 4.25% Convertible Secured Redeemable Note is due and payable on October 23, 2018. The holder shall be entitled to convert at any time following six months after the issue date and from time to time thereafter to convert all or any amount of the principal face of the note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price.

The conversion price hereunder shall be 61% discount to the lowest trading price during the previous 15 trading days to the date of a conversion notice.

The Company may pay this 4.25% Convertible Secured Redeemable Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date as follows:

Prepayment Date	Prepayment Amount
<=30 days after issuance	115% of the sum of principal and interest
>30 days <=60 days after issuance	120% of the sum of principal and interest
>60 days <=90 days after issuance	125% of the sum of principal and interest
>90 days <=120 days after issuance	130% of the sum of principal and interest
>120 days <=150 days after issuance	135% of the sum of principal and interest
>150 days <=180 days after issuance	140% of the sum of principal and interest

This note may not be prepaid after the 180th daily anniversary.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $143,675 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the 4.25% Convertible Secured Redeemable Note payable up to the face amount of the 4.25% Convertible Secured Redeemable Note convertible note with the excess of $35,675 being recorded as a financing cost.  The debt discount of 108,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of 3,847 and 0 during the years ended December 31, 2017 and 2016, respectively for the amortization of the debt discount.

During the year ended December 31, 2017 and 2016 the Company recognized interest expense of $605 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $16,395 and $0 at December 31, 2017 and December 31, 2016, respectively.

The Company recorded interest expense in connection with the 4.25% Convertible Secured Redeemable Note of $189 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the 4.25% Convertible Securted Redeemable Note totaled $189 and $0 as of December 30, 2017 and December 31, 2016, respectively.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Registration Rights Agreement

On April 7, 2017, in connection with the issuance of the convertible promissory note as described in Note 8, the Company entered into a Registration Rights Agreement ("RRA") with an accredited investor whereby the Company agreed to provide certain registration rights under the Securities Act, and applicable state laws. Pursuant to the RRA, the Company shall register its shares of common stock issuable to such investor under the SPA (as defined below) on a registration statement on Form S1 (or on such other form as is available to the Company within 30 days of the execution of the RRA). In addition, the Company agreed to cause such registration statement to be declared effective within the earlier of (i) five months of the date of filing the registration statement, or (ii) five days after receiving written notice of Commission clearance and will within said five days request acceleration of effectiveness.  Under the Securities Purchase Agreement ("SPA), the Company is required to reserve a sufficient number of shares of Common Stock for the purpose of enabling the Company to issue Drawn Down Shares pursuant to the SPA.

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

The amount for each purchase of the shares as designated by the Company in the applicable draw down notices shall be calculated by the average of the last three days' closing price of the Company common shares; however, shall not in any case exceed (i) 4.9% of the then current shares outstanding or (ii) the previous 10 day average trading volume of the draw down shares multiplied by 3. There shall be a maximum draw down investment amount of $1,000,000. The purchase price for the Shares to be paid by the Investor shall be the average of the lowest three closing prices during the last five consecutive trading days following the delivery by the Company of a notice. Additionally, The Company's Chief Executive Officer Robert Doherty and the Company's Corporate Secretary Robert Switzer entered into a Security Agreement with the Investor whereby each of them pledged 250,000 of the Company's shares (currently held by each of them individually) as collateral for the convertible promissory note, to be returned upon repayment of the outstanding balance or its conversion to shares of the Company.

Note 9 – Note Payable

During 2016 the Company issued a note for $30,000.  The note payable accrued interest at 74% per annum and required daily payments of $163.  The note was due on August 10, 2017 and was personally guaranteed by a former officer. The outstanding balance was $0 and $18,068 at December 31, 2017 and December 31, 2016, respectively.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 10 – Stockholders' Equity

Common stock

During 2016, the Company issued shares of common stock as follows:

•	447,533 shares for services valued at $278,803. The shares were valued based on the Company's stock price at the date of issuance;
•	401,427 shares for cash of $304,500;
•	1,739,093 shares upon the exercise of stock options;
•	533,000 shares for the conversion of a convertible note payable; and
•	7,625,700 shares in connection with the reverse merger transaction described in Note 1

During 2017, the Company issued shares of common stock as follows:

•	2,342,000 shares for services valued at $1,558,978. The shares were valued based on the Company's stock price at the date of issuance;
•	142,868 shares for cash of $224,500;
•	462,500 shares upon the exercise of stock options;
•	1,300,000 shares for the conversion of a note payable into equity;
•	1,100,000 shares for the conversion of a convertible note payable into equity; and
•	69,965 shares utilized to pay accounts payable.
Stock options

The following is a summary of stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life	Aggregate Intrinsic Value
Outstanding. December 31, 2015	1,713,206	0.003	*	$959,229.00
Granted	1,690,887	0.001
Forfeited	(508,750)	0.001

Exercised	(1,739,093)	0.003
Outstanding. December 31, 2016	1,156,250	0.001	4.59	$2,554,156
Granted	6,500,000	0.001
Forfeited	-
Exercised	(462,500)	0.001
Outstanding. December 31, 2017	7,193,750		4.58	$551,250
* the options do not have an expiration date

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The exercise price for options outstanding at December 31, 2017:

Outstanding		Exercisable
Number of options	Exercise Price	Number of options	Exercise Price
7,193,750	$0.001	2,642,500	$0.001

For options granted during 2017 and 2016 where the exercise price was less than the stock price at the date of the grant, the weighted-average FV of such options was $0.37 and $0.65 per share, respectively, and the weighted-average exercise price of such options was $0.001 and $0.001, respectively.  No options were granted during 2017 and 2016 where the exercise price was equal to or greater than the stock price at the date of grant.

The FV of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $840,328 and $167,003 during 2017 and 2016, respectively. At December 31, 2017, the unamortized stock option expense was $3,167,706 which will be amortized to expense through June 30, 2019 and when certain milestone are met.
The assumptions used in calculating the FV of options granted using the Black-Scholes option- pricing model for options granted in 2017 and 2016 are as follows:

	2017	2016
Risk-free interest rate	1.92%	1.07 - 1.74%
Expected life of the options	5.0 Years	2.5 Years
Expected volatility	129%	350%
Exoected dividend yield	0%	0%

Note 11 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

For the year ended December 31, 2017 one customers accounted for 30%,  one customer accounted for 14% and one customer accounted for 15% of accounts receivable.  For the year ended December 31, 2016, one customer accounted for 24%, one customer accounted for 16% and one customer account for 14% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payable, as follows:

For the year ended December 31, 2017 one vendor accounted for 12% of accounts payable.  For the year ended December 31, 2016, one vendor accounted for 15% and one customer vendor for 12% of accounts receivable.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 12 – Income Taxes

For tax purposes the Company has federal net operating loss ("NOL") carryovers of approximately $2,500,000 as of the year ended December 31, 2017, that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company's reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2017 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  Because of the impacts of the valuation allowance, there was no income tax expense or benefit for 2017 and 2016.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax asset:
NOL Carryover	$1,045,781	$696,949
State Income tax	248,996	-
Stock Compensation	(192,786)	-
Amortization of debt discount	(248,168)	-
Accrued interest	(6,253)	-
Gain on the settlement of liabilities	9,000	-
Gain/loss on change in FV of Derivatives	(135,821)	-
Total deferred tax asset	$720,749	$696,949
Valuation allowance	(720,749)	(696,949)
	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2017 and 2016:

	2017		2016
	Amount	Percent	Amount	Percent
Federal statutory rates	1,045,781	21.0%	$(529,651)	34.0%
State income tax	248,996	5.0%	(77,890)	5.0%
Stock compensation	(192,786)	-6.3%	173,864	-11.2%
Amortization of debt discount	(248,168)	5.0%
Accrued interest	(6,253)	0.2%
Gain on the settlement of liabilities	9,000	-0.3%
Gain/loss on change in FV of Derivatives	(135,821)	4.5%
Valuation allowance against net deferred tax assets	(720,749)	-32.7%	433,677	-27.8%
Effective rate	$(0)	0.0%	$-	0.0%

The Company recorded as of December 31, 2017 and 2016 a valuation allowances of $720,749 and $696,949, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company's lack of profitable operating history.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to reduce the deferred tax assets. The realization of these assets is dependent upon generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously discussed. Management is unsure of the Company's ability to generate sufficient taxable income to realize the deferred tax assets. As such, the Company has recorded a valuation allowance for the entire net deferred tax asset.

The effective rate used for estimation of deferred taxes was 21% for the years ended December 31, 2017 and 2016.

The tax years that remain subject to taxing authorities' examination at December 31, 2017 are 2015 through 2017. The Company's policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions. The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2017 and 2016.

The Company has net operating loss carry-forwards of approximately $2,500,000 as of December 31, 2017. Such amounts are subject to IRS code section 382 limitations and expire in 2031. The 2015 to 2017 tax years are still subject to audit.  As a limited liability company, through June 30, 2015, in the event of an examination of the Company's tax return for the periods prior to July 1, 2015, the tax liability of the members could be changed if an adjustment in the Company's income (loss) is ultimately sustained by the taxing authorities.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position. The Company maintains a head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  This property is leased until March 31, 2017 at $ 2,636 per month.

Note 13 - Subsequent Events

On January 17, 2018, the Company entered into an agreement with the holder to amend terms of the 8% Promissory Note (see Note 7).  The due date of the Promissory Note was amended to February 6, 2018 from the original due date of January 6, 2018,  In exchange for the amendment the Company shall deliver 300,000 shares of common stock ("Extension Shares").

On January 17, 2018, the holder of the Convertible Note Payable (see Note 7) converted $31,875 of the Convertible Note Payable into equity.  The conversion price was $0.06375 per share for a total of 500,000 common shares.

On January 31, 2018, the Company entered into an agreement with the holder to amend terms of the 8% Promissory Note (see Note 7).  The due date of the Promissory Note was amended to March 6, 2018 from the original due date of January 6, 2018,  In exchange for the amendment the holder shall convert $50,000 of the outstanding balance of the note.  If, on the date that is the six-month anniversary of the date of the date of this amendment ("True-Up Date"), the volume weighted average price of the common stock on the day immediately preceding the True-Up Date as reported on the Company's Principal Market is less than the closing price of the common stock on the date of this amendment, the Company shall, within three trading days of the Buyer's provision of written notice, issue and deliver an additional number of duly and validly issued, fully paid and non-assessable shares of common stock equal to the quotient of $25,000 divided by the subsequent share price multiplied by 1.5, less the extension shares.

PURA NATURALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On January 31, 2018, the holder of the Convertible Note Payable (see Note 7) converted $31,875 of the Convertible Note Payable into equity.  The conversion price was $0.06375 per share for a total of 500,000 common shares.

On January 31, 2018, the holder of the 8% Promissory Note converted $50,000 of the Promissory Note into equity.  The conversion price was $0.036 per share for a total of 1,388,889 common shares.

On February 8, 2018, 85,000 common shares were issued to the holder of the 8% Promissory Note (see Note 7).  These shares were issued as "inducement shares" in connection with the 8% Promissory Note.

On February 8, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The Note is due November 20, 2019. The Holder shall have the right from time to time, and at any time during the period beginning  on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock.  The conversion price is 58% of the average of the lowest two trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On March 5, 2018, the Company issued an 8% Convertible Redeemable Note, in the principal amount of $126,000 to ONE44 Capital LLC. The Note is due March 6, 2019. The Holder is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of Common Stock. The conversion price is 60% of the lowest trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

On March 5, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $103,000 to Geneva Roth Remark Holdings, Inc. The Note is due December 15, 2019. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock.  The conversion price is 61% of the average of the lowest two trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On March 12, 2018, the holder of the 8% Promissory Note (see Note 7) converted $50,000 of the Convertible Note Payable into equity.  The conversion price was $0.035 per share for a total of 1,428,571 common shares.

On March 15, 2017, Daniel Kryger, a member of the Board of Directors entered into an employment agreement with the Company.  Mr. Kryger's role is the Vice President of Business Development.  The salary is $3,000 per month.  In addition, upon execution of the employment agreement, Mr Kryger will receive 60,000 shares of the Company's Common Stock. 30,000 shares will vest immediate and 5,000 per month will vest monthly thereafter.  In addition, Mr. Kryger will be eligible to receive 30,000 shares of the Company's common stock and 50,000 options to purchase the Company's common stock at par value through the Company's qualified employee stock incentive plan, which may be awarded as a bonus for milestones that the Company may establish from time to time.

On March 16, 2018, the holder of the Convertible Note Payable (see Note 7) converted $20,325 of the Convertible Note Payable into equity.  The conversion price was $0.04065 per share for a total of 500,000 common shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Robert Doherty
Robert Doherty
Chief Executive Officer
(Principal Executive Officer)
Date: April 17, 2018

	By:	/s/ Akio Ariura

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 17, 2018