Form 10-K/A
period 2017-12-31
PURA NATURALS, INC.
filed 2018-04-16
CIK 1501257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This amendment is being filed to replace the 10-K that was erroneously filed due to a technical issue beyond the control of the filing agent on April 13, 2018.

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

Our Suppliers

AIRTech is our main manufacturer/supplier~~s~~ for the products branded under the name of "Pura Natural." which account for 100% of our supplies in the year ended December 31, 2017 Our supplier selection was made largely to impart to the strategic alliance we built alongside AIRTech.

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

Pura Naturals further built consumer and brand awareness through several key strategic partnerships including PERMATEX, Angler Chronicles, GA Aquarium and World Food Championships in 2017. We also grew our Amazon and online sales revenues, while expanding our retail opportunities within Walmart, Supervalue and Jacent Strategic Merchandising. The Company launched additional products including Pura Pro Bio Degreaser and Pura Cleanse 3-in-1 Face, which the management believes hold great potential in the all-natural degreaser and health and beauty verticals respectively. In addition, the Company's management held growth strategy meetings to discuss how best to increase brand awareness at the consumer level. The Company is looking to partner with a large direct response television campaign specialist to bring the Pura Naturals brand into over 100 million households while promoting the value propositions of our flagship Pura Clean Total Home cleaning sponges. Management anticipates contracting with a prominent direct response television company by early 2018.

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

Our Intellectual Property

As of December 31, 2017, we have 9 registered trademarks and no copyrights or patent rights.

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

We have limited operating history of the new line of business.  As such, there is no assurance that we will be profitable.

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

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

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

Recent Sales of Unregistered Securities

From January through December 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 1,242,868 shares of its common stock for $340,863.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	Dollar Change	Percentage Change
Sales	$451,381	$400,465	$50,916	12.7%
Cost of goods sold	286,875	233,453	53,422	22.9%
Gross Profit	164,506	167,012	(2,506)	(1.5)%
Selling expense	73,747	62,269	11,478	18.4%
General and administrative expense	4,360,432	1,517,389	2,843,043	187.4%
Interest expense	(1,399,860)	(145,150)	(1,254,710)	864.4%
Gain on debt extinguishment	42,855	-	42,855	100.0%
Change in fair value of derivative liabilities	646,768	-	646,768	100.0%
Net loss	$(4,979,910)	$(1,557,796)	$(3,422,114)	219.7%

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

General and administrative expenses for the year ended December 31, 2017 were $4,360,432 an increase of $2,843,043 or 187.4% from the year ended December 31, 2016.  The major components of the increase was due to:

	2017	2016	Change
Payroll and payroll related expense	$2,434,137	$808,447	$1,625,690
Commitment Fees	300,000	-	300,000
Travel	24,052	56,678	(32,626)
Insurance	40,334	-	40,334
Professional Fees:
Accountants	133,529	57,147	76,382
Marketing/Trade Shows	80,075	122,043	(41,968)
Edgar preparation	20,866	2,010	18,856
Sales consultants	4,622	250	4,372
Media/Website	54,873	15,149	39,724
Legal	65,266	12,092	53,174
Investor and public relations	775,412	6,325	769,087
Transfer Agent	10,206	3,201	7,005
Business consultants	-	7,000	(7,000)
Royalty expense	-	16,812	(16,812)
Amortization expense	101,742	99,635	2,107
Other general & administrative expenses	315,318	310,600	4,718
	$4,360,432	$1,517,389	$2,843,043

There were increases in certain expenses:

•	Payroll and Payroll related expenses increased by $1,625,690 due to additional employees, the issuance of common stock and bonus accrual under the employment contract and issuance of options;
•	Convertible Promissory Note for a Commitment fee of $300,000;
•	Insurance increased by $40,334 due to obtaining Directors and Officers insurance;
•	Accounting fees increased by $76,382 due to additional work performed during the quarter and year end;
•	Edgar preparation fees increased $18,856 due to additional SEC filings and increased cost of quarterly filings;
•	Sales consultants increased by $4,372 due to cost incurred to promote new products;
•	Media/website increase by $39,724 due to work performed for the Company's website and creation of promotional videos;
•	Legal fees increased by $53,174 due to fees related to the lawsuit with the former CEO as well as increased SEC requirements;
•	Investor and public relations increased by $769,087 due to additional programs for Investor and Public relations. $608,000 was paid in common stock, the remaining 161,087 was paid in cash.
•	Transfer agent fees increase $7,005 due to increased share issuance.
•	Commitment fee increased by $300,000. The commitment fee is 3% of the commitment amount of $10,000,000 (See Note 8 of the financial statements)

The above increase were offset by the following decreases:

•	Travel expenses decreased by $32,626 due to less travel by management and sales teams for product promotion;
•	Marketing/Trade shows decreased by $41,968 due to decreased participation in trade shows;
•	Business consultants decreased by $7,000 due to transitioning to larger investors and public relations firms;
•	Royalty expense decreased by $16,812 due to the purchase of the license agreement.

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

At December 31, 2017, we had current assets of $360,256 and current liabilities of $2,692,237 resulting in a working capital deficit of $2,331,981. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, are as follows:
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Lease	$-	$46,345	$-	$-	$46,345
Convertible Notes	1,288,138	-	-	-	1,288,138
Total	$1,288,138	$46,345	$-	$-	$1,334,483

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $4,269,673 and $1,412,646 for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of $1,576,299 at December 31, 2017. In addition, we used cash from operating activities of $1,108,611 for the year ended December 31, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Name	Age	Position	Officer/Director Since
Robert Doherty	57	Chief Executive Officer and Chairperson of the Board	February 1, 2014
Robert Switzer	53	Corporate Secretary and Director	January 1, 2015
Derek Duhame	53	President and Director	January 12, 2017
Akio Ariura	59	Chief Financial Officer	May 23, 2017
Daniel Kryger	56	Director	May 23, 2017

Each Director serves until our 2018 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Robert Doherty

Since February 2014, Mr. Doherty has served as our President and then the Chief Executive Officer.  From April 2012 until February 2014, Mr. Doherty served as the President of ALM Tech Group a Tier I and Tier II military supplier of metal machining and advanced composite fabricated parts and assemblies.  Prior to joining ALM Tech Group. Mr. Doherty served as the President of two advanced composites armor companies LCOA Composites and ArmorStruxx.  Both companies were start-up armor suppliers.  ArmorStruxx was critical in the design and supply of composite armor for the MRAP program, supplying complete armor assemblies to Navistar Defense (MaxPro MRAP) and BAE (RG 33 MRAP).

Mr. Doherty earned a BSChE in Chemical Engineering from Rutgers University and an MBA from the University of Phoenix.

Mr. Doherty has various proprietary technical rights and 2 patents in his name.

Robert Switzer

Mr. Switzer has 25 years of experience in business and executive management, with particular expertise and passion for start-ups. Through the years, he has gained vast experience in a wide array of business matters for companies of all sizes.

Mr. Switzer has been a Member of the Board of Directors and the Secretary for the Company since 2015 and became Chief Operations Officer in mid-2016.  he also served as executive vice president for Advanced Innovative Recovery Technologies, Inc. from early 2014 to late 2016, and thereafter served as President for approximately 12 months thereafter.

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

Committees of Board of Directors

There currently is a Compensation Committee of the board of directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating or audit committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in cloumn (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	7,193,750	$0.001	50,000
Total	7,193,750	$0.001	50,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
(iv)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2017 and 2016
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.2	Articles of Amendment to Articles of Incorporation ( incorporated herein by reference from Exhibit 3.4 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.3	Articles of Amendment of Amended Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2016).
3.4	By-Laws (incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
10.1
Form of Share Exchange Agreement, effective as of July 18, 2016, by and among Yummy Flies, Inc., PURA Naturals, Inc. and shareholders of PURA Naturals, Inc. (incorporated herein by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2016).

10.2
Form of Securities Purchase Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. ((incorporated herein by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2017).

10.3
Form of Registration Rights Agreement dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2017).

10.4
Form of Security Agreement dated April 7, 2017, by and between Robert Doherty, Robert Switzer, and Mammoth Corporation (incorporated herein by reference from Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2017).

10 .5
Convertible Promissory Note Due Nine Months After Issuance Date dated April 7, 2017, by and between Mammoth Corporation and PURA Naturals, Inc. (incorporated herein by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on April 26, 2017).

10.6	Form of Securities Purchase Agreement dated July 5, 2017, by and between Vista Capital Investments, LLC and PURA Naturals, Inc.*
10.7	Promissory Note Due Six Months After Issuance Date dated July 5, 2017, by and between Vista Capital Investments, LLC and PURA Naturals, Inc.*

Exhibit No.	Description

10.8	Amendment #1 to Promissory Note Dated July 5, 2017 *
10.9	Amendment #2 to Promissory Note Dated July 5, 2017.*
10.10	Convertible Note Due Twelve Months After Issuance Date dated September 20, 2017, by and between EMA Financial, LLC and PURA Naturals, Inc.*
10.11	Form of Securities Purchase Agreement dated September 20, 2017, by and between EMA Financial, LLC and PURA Naturals, Inc.*
10.12	Convertible Promissory Note Due Twelve Months After Issuance Date dated September 12, 2017, by and between JSJ Investments Inc. and PURA Naturals, Inc.*
10.13	Form of Securities Purchase Agreement dated October 23, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.14	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated October 23, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.15	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.16	Form of Securities Purchase Agreement dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.17	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc.*
10.18	Form of Securities Purchase Agreement dated February 8, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.19	Convertible Promissory Note Dated February 8, 2018, Due November 20, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.20	Convertible Promissory Note Dated March 5, 2018, Due December 15, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.*
10.21	Convertible Redeemable Note , Due Twelve Months After Issuance Date Dated March 6, 2018, by and between ONE44 Capital, LLC and PURA Naturals, Inc.*
10.22	Form of Securities Purchase Agreement dated March 6, 2018, by and between ONE44 Capital LLC Holdings, Inc and PURA Naturals, Inc.*
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

ITEM 16.  FORM 10-K SUMMARY

None

PURA NATURALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pura Naturals, Inc.

Opinion on the financial statements

We audited the accompanying balance sheets of Pura Naturals, Inc. ("the Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the years ended December 31, 2017 and 2016, the Company incurred a net loss of $4,979,910 and $1,557,796, respectively, and had negative cash flows from operations of $1,108,611 and $821,304, respectively. The Company may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates
Los Angeles, California
April 16, 2018

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 7,193,750 and 1,156,250 options outstanding as of December 31, 2017 and 2016, respectively.

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

Based on the conversion prices in effect, the potential dilutive effects of 7,193,750 and 1,156,250 options during 2017 and 2016, respectively were not considered in the calculation of EPS as the effect would be anti-dilutive.

Based on the conversion prices in effect, the potentially dilutive effects of 29,316,095 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on December 31, 2017. There were no convertible debt outstanding as of December 31, 2016.

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

 The Company incurred losses from operations of $4,269,673 for the year ended December 31, 2017 and $1,412,646 for the year ended December 31, 2016, and had an accumulated deficit of $7,325,684 at December 31, 2017. In addition, the Company used cash in operating activities of $1,108,611 for the year ended December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(3)	$150,000 upon the registration statement becoming effective.

A registration statement was filed on July 12, 2017 and the Company received the second tranche of $150,000.

During the year ended December 31, 2017, the holder of the Convertible Promissory Note converted a portion of the note as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
November 2, 2017	300,000	54,750	0.182500
November 21, 2017	300,000	23,250	0.077500
December 11, 2017	500,000	38,363	0.076725
Total	1,100,000	116,363

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

The Company recorded interest expense in connection with the 4.25% Convertible Secured Redeemable Note of $189 and $0, for the year ended December 31, 2017 and 2016, respectively. Accrued interest due under the 4.25% Convertible Secured Redeemable Note totaled $189 and $0 as of December 30, 2017 and December 31, 2016, respectively.

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

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax asset:
NOL Carryover	$1,045,781	$696,949
State Income tax	248,996	-
Stock Compensation	(192,786)	-
Amortization of debt discount	(248,168)	-
Accrued interest	(6,253)	-
Gain on the settlement of liabilities	9,000	-
Gain/loss on change in FV of Derivatives	(135,821)	-
Total deferred tax asset	$720,749	$696,949
Valuation allowance	(720,749)	(696,949)
	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2017 and 2016:

	2017		2016
	Amount	Percent	Amount	Percent
Federal statutory rates	$1,045,781	21.0%	$(529,651)	34.0%
State income tax	248,996	5.0%	(77,890)	5.0%
Stock compensation	(192,786)	-3.9%	173,864	-11.2%
Amortization of debt discount	(248,168)	-5.0%	-	0.0%
Accrued interest	(6,253)	-0.1%	-	0.0%
Gain on the settlement of liabilities	9,000	-0.2%	-	0.0%
Gain/loss on change in FV of Derivatives	(135,821)	-2.7%	-	0.0%
Valuation allowance against net deferred tax assets	(720,749)	-14.5%	433,677	-27.8%
Effective rate	$-	0.0%	$-	0.0%

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

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position. The Company maintains a head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630.  This property is leased until March 31, 2017 at $ 2,636 per month. .  Effective February 21, 2018, the lease was extended to March 31, 2019.  The basic rent is abated for April 2018 with rent of $3,494.25 from May 1, 2018 to March 31, 2019.

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
Date: April 16, 2018

	By:	/s/ Akio Ariura

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 16, 2018