Form 10-Q
period 2018-03-31
PURA NATURALS, INC.
filed 2018-05-21
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☑   No
The number of shares of the registrant's only class of common stock issued and outstanding as of May 9, 2018 was 55,273,770 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$42,288	$67,422
Accounts receivable	71,387	66,427
Due from related parties	11,890	11,890
Inventory	119,766	105,087
Prepaid expenses and other current assets	75,210	109,430
Total Current Assets	320,541	360,256
OTHER ASSETS
Intangible assets, net	732,007	755,682
Total Other Assets	732,007	755,682
TOTAL ASSETS	$1,052,548	$1,115,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$396,502	$321,250
Accrued expenses	415,194	226,273
Due to related parties	394,545	392,037
Deferred revenues	72,808	72,808
Convertible note payable, net of discount of $563,848 and $506,237 as of March 31, 2018	846,465	781,901
and December 31, 2017, respectively
Derivative liabilities	2,408,770	897,968
Total Current Liabilities	4,534,284	2,692,237
TOTAL LIABILITIES	4,534,284	2,692,237

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
45,015,502 and 39,114,709 shares issued and outstanding, respectively, as of March 31, 2018 and December 31, 2017.	45,015	39,115
Additional paid-in capital	6,230,235	5,710,270
Accumulated deficit	(9,756,986)	(7,325,684)
TOTAL STOCKHOLDERS' DEFICIT	(3,481,736)	(1,576,299)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,052,548	$1,115,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Sales	$69,064	$67,069
Cost of goods sold	43,893	46,802
GROSS PROFIT	25,171	20,267

OPERATING EXPENSES
Selling expense	40,745	11,373
General and administrative	779,543	514,788
Total Operating Expenses	820,288	526,161
LOSS FROM OPERATIONS	(795,117)	(505,894)
OTHER EXPENSE
Interest expense	(312,810)	(98,911)
Change in fair value of derivative liabilities	(1,323,375)	(14,162)
Total Other Expense	(1,636,185)	(113,073)
LOSS BEFORE INCOME TAX PROVISION	(2,431,302)	(618,967)
Income tax provision	-	-
NET LOSS	$(2,431,302)	$(618,967)

NET LOSS PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.06)	$(0.02)

Weighted average common
shares outstanding
BASIC AND DILUTED	41,506,270	33,716,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,431,302)	$(618,967)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	-	4,572
Amortization of intangible assets	24,625	24,909
Amortization of debt discount and original issue discount	274,389	265
Change in fair value of derivative instruments	1,323,375	14,162
Fair value of options vested	100,527	60,101
Common stock issued for services	32,400	204,500
Financing costs	-	34,648
Common shares issued for convertible note due date extension	25,500	-
Changes in operating assets and liabilities:
Accounts receivable	(4,960)	4,624
Inventory	(14,679)	-
Due from related parties	-	(7,482)
Due to related parties	2,508	76,630
Prepaid expenses and other current assets	34,220	(624)
Accounts payable	95,292	(1,767)
Accrued expenses	188,921	(19,404)
Cash Used in Operating Activities	(349,184)	(223,833)

INVESTING ACTIVITIES:
Payments for intangible assets	(950)	(3,200)
Cash Provided from Investing Activities	(950)	(3,200)

FINANCING ACTIVITIES:
Payment on note payable	-	(7,386)
Proceeds from the issuance of convertible debt	320,000	78,000
Proceeds from sale of common stock for cash	5,000	224,500
Net Cash Provided by Financing Activities	325,000	295,114
NET CHANGE IN CASH	(25,134)	68,081
CASH AT BEGINNING OF PERIOD	67,422	14,386
CASH AT END OF PERIOD	$42,288	$82,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for convertible note payable	$209,825	$-
Debt discount for new issuances due to derivative feature of convertible note	$320,000	$-
Derivative liability extinguished on conversion	$132,573	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 1 — MANAGEMENT'S REPRESENTATION

The accompanying condensed consolidated financial statements of Pura Naturals, Inc. (the "Company," "Pura," "we," or "our"), were prepared in accordance with accounting principles generally accepted in the United States, or "US GAAP". In the opinion of the Company's management, the unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements ("CFS") in the Annual Report on Form 10-K/A ("Form 10-K/A") for the year ended December 31, 2017, and include all normal recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of March 31, 2018, and its results of operations for the three ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The condensed consolidated balance sheet as of December 31, 2017 was derived from the December 31, 2017 audited financial statements. The interim financial information for the three months ended March 31, 2018 is not necessarily indicative of the results to be expected for any other interim period or for the entire year ending December 31, 2018.

We suggest these condensed CFS be read in conjunction with the audited CFS and notes thereto for the year ended December 31, 2017 included in the Company's Form 10-K/A. The report of the Company's independent registered public accounting firm on the CFS included in Form 10-K/A contains a qualification regarding the substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ORGANIZATION AND SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

We were incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010, we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In November 2016, we filed an amendment to our Articles of Incorporation changing our name to "Pura Naturals, Inc."  In September 2010, we effected in a forward split of our issued and outstanding common stock, par value $0.001 (the "Common Stock") whereby nine (9) shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  In addition, in November 2016, we effected in a forward split of our issued and outstanding Common Stock whereby 3.7 shares of Common Stock were issued in exchange for every one (1) share then issued and outstanding.  All references to our issued and outstanding Common Stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Effective July 18, 2016, the Company entered into that certain Share Exchange Agreement by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA") and the PURA Shareholders.  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA held by the PURA Shareholders for shares of Common Stock of the Company.  At closing, Robert Lee, the holder of 30,536,100 shares of common stock, agreed to cancelation of such shares.  Other than Robert Lee, shareholders of the Company held an aggregate of 7,625,700 shares of Common Stock.  Also at closing, the Company issued 23,187,876 shares of Common Stock to the PURA Shareholders.   In addition, shares issuable under outstanding options of PURA will be exercisable into shares of Common Stock of the Company, pursuant to the terms of such instruments.

As a result of the Share Exchange Agreement and the other transactions contemplated there under, PURA is now a wholly owned subsidiary of the Company.

The exchange of shares with PURA was accounted for as a reverse acquisition under the purchase method of accounting since PURA obtained control of the Company. Accordingly, the merger of PURA into the Company was recorded as a recapitalization of PURA, PURA being treated as the continuing entity. The historical financial statements presented are the financial statements of PURA.

PURA markets and sells a line of cleaning products based on the BeBetterFoam® platform, a revolutionary and proprietary bio-based foam, for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development. BeBetterFoam® is a unique, proprietary polymer process technology that is protected by a trade secret, completely owned by Advanced Recovery Technologies, Inc ("AIRTech") and sold to PURA, and is incapable of being reverse engineered.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), and is latex-free.  PURA products are also non-toxic, contain plant-based/ renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% natural, bio-degradable, sustainable, vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.   The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.

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

Basis of Presentation

The Company's significant accounting policies are summarized in Note 2 of the Form 10-K/A. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended March 31, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Required Elements of Our Revenue Recognition: Revenue from our product sales is recognized under Topic 606 in a manner that reasonably reflects the delivery of our goods to customers in return for expected consideration and includes the following elements:

•	we ensure we have an executed contract(s) with our customers that we believe is legally enforceable;
•	we identify the "performance obligation in the respective contract;
•	we determine the "transaction price" for each performance obligation in the respective contract;
•	we allocate the transaction price to each performance obligation; and
•	we recognize revenue only when we satisfy each performance obligation.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

    These five elements, as applied to each of our revenue category, is summarized below:

•
Product sales - we sell our products to retail stores and wholesalers/distributors (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to retail stores and outlets. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

•
Product Returns Allowances - Our customers are contractually permitted to return if found defective. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns for our allowance based on our historical return rates. Returned product is typically destroyed, since substantially all returns are due to defects and cannot be resold.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

In periods of losses from operations, basic and diluted income per share from operations are also the same, as ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Based on the conversion prices in effect, the potentially dilutive effects of 8,193,750 and 1,156,250 options were not considered in the calculation of EPS as the effect would be anti-dilutive on March 31, 2018 and March 31, 2017, respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 102,953,201 and 112,495 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on March 31, 2018 and March 31, 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements.

The Company's management believes that these recent pronouncements will not have a material effect on the Company's CFS.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from operations of $795,117 for the three months ended March 31, 2018 and $4,269,673 for the year ended December 31, 2017, and had an accumulated deficit of $9,756,986 at March 31, 2018. In addition, the Company used cash in operating activities of $349,184 for the three months ended March 31, 2018. The Company will continue to incur costs that are necessary for it to remain an active public company. As of March 31, 2018, the Company has approximately $42,000 in cash.

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 4 – Intangible Assets

The following are the details of intangible assets at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
License	$996,346	$996,346
Trademarks	11,480	10,530
	1,007,826	1,006,876
Less accumulated amortization	(275,819)	(251,194)
	$732,007	$755,682

Amortization expense for the three months ended March 31, 2018 and 2017 was $24,626 and $24,909, respectively.

The following summarizes estimated future amortization expense as of March 31, 2018 related to intangible assets:

Years ending December 31,
2018	$75,225
2019	100,783
2020	100,783
2021	100,783
2022	100,783
Thereafter	253,650
$732,007

NOTE 5 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding due from and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.  At March 31, 2018 and December 31, 2017, the amounts due from related parties were $11,890 and $11,890, respectively.  At March 31, 2018 and December 31, 2017, the amounts due to related parties were $394,545 and $392,037, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

Note 6 - Fair Value Measurement

Financial Accounting Standards Board ("FASB") ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value ("FV") of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

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

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $1,410,313 and $1,288,138 at March 31, 2018 and December 31, 2017 respectively, with a derivative liability totaling $2,408,770 and $897,968 at March 31, 2018 and December 31, 2017, respectively, which are categorized as Level 3.
The related loss on change in fair value of derivatives totaled $1,323,375 and $14,162 for the three months ended March 31, 2018 and March 31, 2017, respectively.
Note 7 - Derivative liabilities

During the three months ended March 31, 2018, the Company identified conversion features embedded within its convertible debt.

The Company determined the conversion feature of the convertible note represents an embedded derivative since the convertible debt is convertible into a variable number of shares upon conversion. Accordingly, the convertible debt is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The FV of the derivative liabilities was calculated using a Black-Scholes valuation model.

The FV of the Company's derivative liabilities at and during the year ended March 31, 2018 is as follows:

Derivative liability balance, December 31, 2017	$897,968
Debt Discount	320,000
Derivative liability related to debt converted into common shares	(132,573)
Change in derivative liability	1,323,375
Derivative liability balance, March 31, 2018	$2,408,770

 The FV's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended March 31, 2018:

Risk free rate	1.92% - 2.09%
Volatility	43% - 174%
Conversion/Exercise Price	$0.0105 - $.0203
Dividend rate	0%
Term (Years)	0.02 - 0.96

The carrying amounts of the Company's cash, accounts payable and accrued expenses approximate their estimated FVs due to the short term maturities of those financial instruments. The Company believes the carrying amount of its promissory note, net of discount approximates its FV based on rates and other terms currently available to the Company for similar debt instruments.

NOTE 8 - Convertible Note Payable

Convertible Promissory Note

On April 7, 2017, the Company issued to an accredited investor a unsecured Convertible Promissory Note (the "April Note") of $570,000 that matures on January 7, 2018.  The failure to pay principal and interest as scheduled represents an event of default under the terms of the Note.  However, the holder of the Note has not declared a default.

Due to the potential adjustment in the conversion price associated with this April note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $273,266 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the April Note payable up to the face amount of the April Note. The debt discount of $273,266 is being amortized over the term of the April Note.  The Company recognized interest expense of $8,548 and $0 during the three months ended March 31 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $0 and $8,549 at March 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

During the quarters ended March 31, 2018 and 2017 the Company recognized interest expense in the amount of $1,539 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $1,539 at March 31, 2018 and December 31, 2017, respectively.

The holder of the April Note payable converted the following amounts during the three months ended March 31, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
January 17, 2018	500,000	31,875	0.063750
January 31, 2018	500,000	31,875	0.063750
March 16, 2018	500,000	20,325	0.040650
Total	1,500,000	84,075

The outstanding principal balance of the April note was $198,563 and $282,638 at March 31, 2018 and December 31, 2017, respectively.

8% Promissory Note

On July 5, 2017, the Company issued an 8% unsecured Promissory Note ("July Note") in the amount of $220,000, with an Original Issue Discount of $20,000 and Debt Issuance Costs of $20,000 to an accredited investor. This promissory note was originally due and payable on January 6, 2018, plus the one-time interest charge of on the principal of 8%. The holder has the right to convert all or any part of the outstanding amount due under this Note into fully paid and non-assessable shares of Common Stock upon an event of default.

In connection with the July Note, the Company granted 85,000 shares of Common Stock to the investor as inducement shares. These shares were issued on February 5, 2018.  These Common Stock were valued at the market share price of $0.739 per share and recorded interest expense of $62,815.

Due to the potential adjustment in the conversion price associated with this promissory note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $230,656 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $50,656 being recorded as a financing cost.  The debt discount of $180,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $5,837 and $0 during the three months ended March 31 2018 and March 31, 2017 for the amortization of the debt discount. The unamortized balance of the debt discount was $0 and $5,837 at March 31, 2018 and December 31, 2017, respectively.

On January 17, 2018, the Company entered into an agreement with the holder to amend terms of the July Note.  The due date of the July Note was amended to February 6, 2018 from the original due date of January 6, 2018,  In exchange for the amendment the Company delivered 300,000 shares of Common Stock. These Common Stock were valued at the market share price of $0.085 per share and recorded interest expense of $25,500. If, on the date that is the six-month anniversary of the date of the date of the second amendment ("True-Up Date"), the volume weighted average price of the Common Stock on the day immediately preceding the True-Up Date as reported on the Company's Principal Market is less than the closing price of the Common Stock on the date of the second amendment, the Company shall, within three trading days of the holder's provision of written notice, issue and deliver an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to the quotient of $25,000 divided by the subsequent share price multiplied by 1.5, less the extension shares.  If the true-up date was March 31, 2018, the estimated number of shares to be issued is approximately 1,674,000 with a fair value of $31,800 using the stock price on March 31, 2018.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

On January 31, 2018, the Company entered into an agreement with the holder to further amend terms of the July Note.   The due date of the July Note was extended to March 6, 2018 from the original due date of January 6, 2018.  In exchange for the amendment the holder converted $50,000 of the outstanding balance of the July Note.

The holder of the July Note converted the following during the three months ended March 31, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
January 31, 2018	1,388,889	50,000	0.036000
March 8, 2018	1,428,571	50,000	0.035000
Total	2,817,460	100,000

The outstanding principal balance of the July note was $120,000 and $220,000 at March 31, 2018 and December 31, 2017, respectively.

The Company has not paid the balance due of the Note by the amended due date, however, the holder of the Note has not declared a default.

During the quarters ended March 31, 2018 and March 31, 2017 the Company recognized interest expense in the amount of $1,298 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $1,298 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the July Note in the amount of $571 and $0, for the quarters ended March 31, 2018 and March 31, 2017, respectively. Accrued interest due under the promissory note totaled $17,600 and $17,029 as of March 31, 2018 and December 31, 2017, respectively.

Convertible Promissory Note-Commitment Fee

On July 14, 2017, the Company issued an unsecured convertible promissory note ("July Note #2") of $330,000, with an original issue discount of $30,000 to an accredited investor for commitment fee related to the July Note #2. This July Note #2 is due and payable on April 17, 2018.  The holder has the right to convert all or any part of the outstanding amount due under this July Note #2 into fully paid and non-assessable shares of Common Stock, at a conversion price per share of 65% of the low trade price of the Common Stock during thirty days preceding the date of the applicable conversion notice.

Pursuant to the terms of the July Note #2, the Company is not required to make any payments on the Note until maturity, and no interest shall accrue except in default.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $369,485 which is recorded as a derivative liability as of the date of issuance.

The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the July Note #2 with the excess of $69,485 being recorded as a financing cost.  The debt discount of $300,000 is being amortized over the term of the July Note #2.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The Company recognized interest expense of $98,540 and $0 during the three months ended March 31 2018 and March 31, 2017, respectively for the amortization of the debt discount. The unamortized balance of the debt discount was $15,328 and $113,868 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense in the amount of $9,854 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $1,533 and $11,387 at March 31, 2018 and December 31, 2017, respectively.

As of the May 10, 2018, the Company has not paid the balance of the Note.  The failure to pay principal as scheduled represents an event of default under the terms of the Note.  However, the holder of the Note has not declared a default.

The outstanding principal balance of the July Note #2 was $330,000 at March 31, 2018 and December 31, 2017.

12 % Convertible Promissory Note

On September 12, 2017, the Company issued a 12% unsecured Convertible Promissory Note of $160,500 ("September Note #1"), with debt issuance costs of $10,500 to an accredited investor. This September Note #1 is due and payable on September 12, 2018. The holder is entitled to convert all of the outstanding and unpaid principal and accrued interest of this September Note #1 into fully paid and non-assessable shares of Common Stock in accordance with the stated conversion price commencing on the date that is 180 days from the issuance date.

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

On March 23, 2018, the note holder converted $25,750 of the September Note #1 into 1,000,000 shares of Common Stock at a conversion price of $0.02575 per share.  The number of common stock issued was 1,000,000 shares.

The Company recognized interest expense of $36,986 and $0 during the three months ended March 31 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $67,808 and $104,794 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $2,589 and $0 relating to the amortization of the original issue discount and debt issuance costs of the September Note #1. The unamortized balance of debt issuance costs totaled $4,747 and $7,336 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the September Note #1 of $4,749 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued interest due under the September Note #1 totaled $10,554 and $5,805 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the September Note #1 was $134,750 and $160,500 at March 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

12 % Convertible Note

On September 20, 2017, the Company issued an unsecured 12% Convertible Note of $75,000 ("September Note #2"), with an original issue discount of $4,500 and Debt Issuance Costs of $3,000 to an accredited investor. This September Note #2 is due and payable on September 20, 2018. The holder has the right to convert all or any part of the outstanding amount due under this September Note #2 into fully paid and non-assessable shares of Common Stock.

Due to the potential adjustment in the conversion price associated with this September Note #2 payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $100,798 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the September Note #2 payable up to the face amount of the September Note #2 with the excess of $33,298 being recorded as a financing cost.  The debt discount of $67,500 is being amortized over the term of the September Note #2.

The Company recognized interest expense of $16,644 and $0 during the three months ended March 31 2018 and March 31, 2017, respectively for the amortization of the debt discount for the September Note #2.  The unamortized balance of the debt discount was $31,993 and $48,637 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense in the amount of $1,849 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $3,555 and $5,404 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the September Note #2 in the amount of $2,219 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued interest due under the September Note #2 totaled $4,734 and $2,515 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the September Note #2 was $75,000 at March 31, 2018 and December 31, 2017.

8 % Convertible Secured Redeemable Note

On October 23, 2017, the Company issued an 8% Convertible Secured Redeemable Note of $95,000 ("October Note"), with original issuance discount of $2,250 to an accredited investor. This October Note is due and payable on October 23, 2018. The holder is entitled at any time to convert all of the unpaid principal of this October Note into shares of Common Stock.

Due to the potential adjustment in the conversion price associated with this October Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $129,589 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the October Note payable up to the face amount of the October note with the excess of $50,839 being recorded as a financing cost.  The debt discount of $78,750 is being amortized over the term of the October Note.

The Company recognized interest expense of $19,418 and $0 during the three months ended March 31 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $44,445 and $63,863 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $4,007 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs totaled $9,171 and $13,178 at March 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The Company recorded interest expense in connection with the October Note of $1,874 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued interest due under the October Note totaled $3,311 and $1,437 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the October Note was $95,000 at March 31, 2018 and December 31, 2017.

4.25 % Convertible Promissory Note

On December 18, 2017, the Company issued a 4.25% Convertible Secured Redeemable Note of $125,000 ("December Note"), with debt issuance costs of $16,250 and original issue discount of $750 to an accredited investor. This December Note is due and payable on October 23, 2018.

Due to the potential adjustment in the conversion price associated with this December Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $143,675 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the December Note payable up to the face amount of the December Note with the excess of $35,675 being recorded as a financing cost. The debt discount of 108,000 is being amortized over the term of the December Note.

The Company recognized interest expense of $26,630 and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $77,523 and $104,153 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $4,192 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $12,203 and $16,395 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the December Note of $1,310 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively.  Accrued interest due under the December Note totaled $1,499 and $189 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the December Note was $125,000 at March 31, 2018 and December 31, 2017.

12 % Convertible Promissory Note #1

On February 8, 2018, the Company issued a 12% unsecured Convertible Promissory Note #1 of $103,000 ("2018 Note #1"), with debt issuance costs of $3,000 to an accredited investor.  Net of debt issuance costs, the Company received $100,000. This 2018 Note #1 note is due and payable on November 20, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the 2018 Note #1 into fully paid and non-assessable shares of common stock. The conversion price is 58% of the average of the lowest two trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The Company may pay this 2018 Note #1 in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date as follows:

Prepayment Date	Prepayment Amount
<=30 days after issuance	120% of the sum of principal and interest
>30 days <=60 days after issuance	125% of the sum of principal and interest
>60 days <=90 days after issuance	130% of the sum of principal and interest
>90 days <=120 days after issuance	135% of the sum of principal and interest
>120 days <=150 days after issuance	140% of the sum of principal and interest
>150 days <=180 days after issuance	145% of the sum of principal and interest

Due to the potential adjustment in the conversion price associated with this 2018 Note #1convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $227,338 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the 2018 Note #1 payable up to the face amount of the 2018 Note #1 Note convertible note with the excess of $127,338 being recorded as a change in fair value of derivative liability. The debt discount of $100,000 is being amortized over the term of the convertible note.

The Company recognized interest expense of $17,895 and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $82,105 and $0 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $537 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $2,463 and $0 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #1 of $1,050 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued interest due under the 2018 Note #1 totaled $1,050 and $0 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the 2018 Note #1 was $103,000 and $0 at March 31, 2018 and December 31, 2017, respectively.

12 % Convertible Promissory Note #2

On March 5, 2018, the Company issued a 12% unsecured Convertible Promissory Note #2 of $103,000 ("2018 Note #2), with debt issuance costs of $3,000 to an accredited investor. Net of the debt issuance costs, the Company received $100,000.  This 2018 Note #2 is due and payable on December 15, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this 2018 Note #2 to convert all or any amount of the outstanding and unpaid principal amount of the 2018 Note #2 into fully paid and non-assessable shares of Common Stock. The conversion price is 61% of the average of the lowest two trading prices for the Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The Company may pay this 2018 Note #2 in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date as follows:

Prepayment Date	Prepayment Amount
<=30 days after issuance	120% of the sum of principal and interest
>30 days <=60 days after issuance	125% of the sum of principal and interest
>60 days <=90 days after issuance	130% of the sum of principal and interest
>90 days <=120 days after issuance	135% of the sum of principal and interest
>120 days <=150 days after issuance	140% of the sum of principal and interest
>150 days <=180 days after issuance	145% of the sum of principal and interest

Due to the potential adjustment in the conversion price associated with this 2018 Note #2 payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $114,305 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the 2018 Note #2 payable up to the face amount of the 2018 Note #2 with the excess of $14,305 being recorded as a change in fair value of derivative liabilities. The debt discount of $100,000 is being amortized over the term of the convertible note.

The Company recognized interest expense of $9,123 and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $90,877 and $0 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $274 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $2,726 and $0 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #2 of $880 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively.  Accrued interest due under the 2018 Note #2 totaled $880 and $0 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the 2018 Note #2 was $103,000 and $0 at March 31, 2018 and December 31, 2017, respectively.

8 % Convertible Redeemable Note

On March 6, 2018, the Company issued a 8% unsecured Convertible Redeemable Note of $126,000 ("2018 Note #3"), with debt issuance costs of $6,000 to an accredited investor. Net of debt issuance costs, the Company received $120,000.  This 2018 Note #3 is due and payable on March 6, 2019. The holder is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of Common Stock. The conversion price is 60% of the lowest trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

The Company may pay this 2018 Note #3 in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date as follows:

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

Prepayment Date	Prepayment Amount
<=60 days	125% of the sum of principal and interest
>60 days <=120 days	135% of the sum of principal and interest
>120 days <=180 days	140% of the sum of principal and interest

Due to the potential adjustment in the conversion price associated with this 2018 Note #3 payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $149,491 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the 2018 Note #3 payable up to the face amount of the 2018 Note #3 with the excess of $29,491 being recorded as a change in fair value of derivative liabilities. The debt discount of 120,000 is being amortized over the term of the 2018 Note #3.

The Company recognized interest expense of $8,219 and $0 during the three months ended March 31, 2018 and March 31, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $111,781 and $0 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and March 31, 2017 the Company recognized interest expense of $411 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $5,589 and $0 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #3 of $690 and $0, for the three months ended March 31, 2018 and March 31, 2017, respectively.  Accrued interest due under the Convertible Note totaled $690 and $0 as of March 31, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the 2018 Note #3 was $126,000 and $0 at March 31, 2018 and December 31, 2017, respectively.

NOTE 9 – Stockholders' Deficit

Common stock

During the three months ended March 31, 2018, the Company issued shares of common stock as follows:

•	300,000 shares valued at $25,500 for extension of due date for the July Note (See Note 8);
•	5,317,460 shares in payment of convertible notes (See Note 8)
•	Sale of 83,333 shares for $5,000 cash.
•	200,000 shares valued at $32,400 for employment agreement.

Stock options

The following is a summary of stock option activity:

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding. December 31, 2017	7,193,750	$0.001	4.58	$-
Granted	1,000,000	0.001	4.84	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding. March 31, 2018	8,193,750	$0.001	4.45	$-

Exerciable and vested at March 31, 2018	2,106,250	$0.001	4.42	$71,613

As part of the employment agreement with Daniel Kryger,  the Compensation Committee of the Board of Directors has granted Mr. Kryger on February 1, 2018 ("Effective Date"), 1,000,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: (1) 25% of the options shall vest immediately upon the effective date, (2) 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, (3) 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shares shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date.  Management believes that the Company will reach the $1,000,000 aggregate total sales revenue in the year 2020, reach the $2,000,000 aggregate sales revenue in the year 2021 and the $3,000,000 aggregate sales revenue in 2022.

The FV of the options was calculated using a Black-Scholes valuation model.

The FV's at the effective date was based upon the following estimates and assumptions made by management for the three months ended March 31, 2018:

Risk free rate	2.26%
Volatility	182%
Conversion/Exercise Price	$0.001
Dividend rate	0%
Term (Years)	5

The total value of the options was $161,701, of which $40,425 was expensed as payroll costs for the three months ended March 31, 2018.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $100,527 and $60,101 during the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018, the unamortized stock option expense was $300,506 which will be amortized to expense through June 30, 2019.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The following summarizes estimated future lease expense as of March 31, 2018 related to the office:

Years Ending March 31,	Amount
2019	38,437
2020	-
2021	-
2022	-
2023	-
Thereafter	-
38,437

Note 11 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

As of March 31, 2018 one customers accounted for 30%, one customer accounted for 17% and one customer accounted for 15% of accounts receivable.   As of December 31, 2017 one customers accounted for 30%, one customer accounted for 14% and one customer accounted for 15% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payable, as follows:

As of March 31, 2018 one vendor accounted for 15% of accounts payable. As of December 31, 2017, one vendor accounted for 10% or more of the Company's accounts payable.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2018, the holder of the July Note converted $21,000 of the outstanding balance of the July Note.  The Company issued 2,000,000 shares of its common stock upon the conversion of the July Note.

On April 2, 2018, the holder of the September Note #2 converted $15,651 of the outstanding balance of the September Note #2.  The Company issued 2,300,000 shares of its common stock upon the conversion of the September Note.

On April 5, 2018, the holder of the April Note converted $11,250 of the outstanding balance of the April Note.  The Company issued 500,000 shares of its common stock upon the conversion of the April Note.

On April 16, 2018, the holder of the September Note #2 converted $3,510 of the outstanding balance of the September Note #2.  The Company issued 1,000,000 shares of its common stock upon the conversion of the September Note #2.

On April 16, 2018, the holder of the September Note #1 converted $22,804 of the outstanding balance of the September Note #1.  The Company issued 2,141,249 shares of its common stock upon the conversion of the September Note #2.

On April 27, 2018, the holder of the October Note converted $20,499 of the outstanding balance of the October Note.  The Company issued 1,380,379 shares of its common stock upon the conversion of the October Note.

On May 2, 2018, the holder of the April Note converted $17,562 of the outstanding balance of the April Note.  The Company issued 936,640 shares of its common stock upon the conversion of the October Note.

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

Overview and History

Pura Naturals, Inc., ("we," "our" or the "Company") was incorporated on December 26, 2005, in the State of Colorado under the name "Yummieflies.com Inc."  In March 2010, we filed an amendment to our Articles of Incorporation changing our name to "Yummy Flies, Inc."  In November 2016, we filed an amendment to our Articles of Incorporation changing our name to "Pura Naturals, Inc."  In September 2010, we effected in a forward split of our issued and outstanding common stock whereby nine shares of our common stock were issued in exchange for every one share of common stock then issued and outstanding.  In addition, in November 2016, we effected another forward split of our issued and outstanding common stock whereby 3.7 shares of our common stock were issued in exchange for every one share of common stock then issued and outstanding.  All references to our issued and outstanding common stock in this Report are presented on a post-forward split basis unless otherwise indicated.

Effective July 18, 2016, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Pura Naturals, Inc., a Delaware corporation ("PURA - DE") and certain shareholders of PURA – DE  (the "PURA Shareholders").  Pursuant to the Share Exchange Agreement, the Company exchanged the outstanding common and preferred stock of PURA - DE held by the PURA Shareholders for shares of common stock of the Company.  At the closing, Robert Lee, the holder of 30,536,100 shares of common stock, cancelled such shares.  Other than Robert Lee, shareholders of Company's common stock held 7,625,700 shares of common stock.  At closing, the Company issued 23,187,876 shares of common stock to the PURA shareholders.   In addition, shares issuable under outstanding options of PURA – DE will be exercisable into shares of common stock of the Company, pursuant to the terms of such instruments.

As a result of the Share Exchange Agreement and the other transactions contemplated there under, PURA – DE became a wholly owned subsidiary of the Company.

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

PURA - DE, a Delaware corporation, was formed in 2013. PURA – DE partnered with Advanced Innovative Recovery Technology, Inc. ("AIRTech"), to create a revolutionary and proprietary bio-based foam called BeBetterFoam® that is made from renewable resources instead of petroleum. PURA- DE markets and sells a line of cleaning products based on the BeBetterFoam® platform for consumer kitchen and bathroom, with additional products for outdoor hobbies (fishing and boating, spas and pools), pet care, infant care and industrial use currently under development.  The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make-up), and is latex-free.  PURA - DE products are also non-toxic, contain Plant-Based/renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% Natural, bio-degradable, sustainable, Vegan, gluten-free, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- free.   The BeBetterFoam® is hydrophobic, which means it resists and does not support bacteria.  PURA - DE believes that the BeBetterFoam® also is up to 40 times stronger than the leading kitchen sponge brand.

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

The Company has evolved it's marketing strategy in 2017 to integrate a robust direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. This strategy is an ongoing process which could take several years to complete.

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

Our Strategy

Today, the global economy continues to encourage manufacturers toward adopting an environmentally conscious effort in the development of industrial and consumer products. Countries like China and the U.S. have taken the lead in this global effort by proposing criteria for businesses to become more "green."  As "going green" is continuing to be a major focal point among the business environment, the demand for earth conscious products and businesses continue to grow and be more desirable.

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

Our Products

We offer a diverse line of cleaning products with applications across several sectors, and are increasing our market presence in the eco-conscious cleaning product market. We operate in four business segments: Health & Beauty, Household and Kitchen, Marine, and Oil Spill Prevention.

The Bath & Body line and household (including kitchen) sponges are Oleophilic which means, among other things, that it absorbs oil, grease and grime, removes impurities from skin (cleansing and applying/removing make- up), is latex-free. PURA products are also non-toxic, contain Plant-Based/renewable resources, have a carbon-negative footprint (removes more carbon than is created), contain no petroleum by-products, use no adhesives or glues, and are infused with soap that is 100% natural, bio-degradable, sustainable, vegan, glutenfree, contains botanicals and essential oils; SLS-, Sulfate, Paraben-, and BPA- Free.

Due to the formulation of the foam, it's durability, oil absorbing and antibacterial properties, we believe our cleaning sponge technologies surpass the industry's standard for foam products. Thus, we plan to introduce new products using our foam technologies that will target industries in which we have never before held a market share. In this regard, we plan to introduce our infused sponge products to the automobile, equine, and furniture industries to reach new customers and to increase our overall market share of the cleaning products market during 2018.

In March, 2018, a new line of health and beauty products with Cannabidiol ("CBD") and hemp seed oils was launched in the expanding industry surrounding the benefits of CBD oils in topical applications.

	Three Months Ended,
Sales by Product Line:	March 31, 2018	March 31, 2017
Household and Kitchen	$38,482	$38,051
Health and Beauty	23,611	29,018
Marine Products	6,971	-
	$69,064	$67,069

Recent Events

Launch of the Grease Beast Product Line

Pura Naturals launched the Grease Beast product line to highlight the unique grease attracting and cleaning capability of the BeBetterFoam.  A dedicate marketing director and sales staff were brought on board for the new product line.  The line was officially launched at the National Hardware Show in Las Vegas.  Meeting were arranged with four major hardware chains.  The product has been presented to a major grocery store chain.

Amazon

Pura Naturals increased it's on line presence by expanding the products offered on Amazon from six to eight products.  Pura has seen steady growth of sales on Amazon and expects this to continue.

Pura Marine

Pura Marine attended and displayed / sold products at the Newport Beach, California Boat show.  The show was very successful with over 40 starter kits sold and multiple other products sold.  The Marine division is building a loyal customer base and the Fisherman Cleansing bar is gaining sales momentum.  Anglers Chronicles strategic relationship is growing and support continues during airings on cable television weekly.

CBD Product Line

A new product line of hemp derived CBD products was developed and launched.  Products include sponge infused face products and bars of soap. Additionally, a partnership was formed with Noreen Taylor of The Organic Face make-up line and Pura Naturals.  Under a new brand, Pura is launching a new make-up line infused with hemp derived CBD.

Private Label Sales and Manufacturing

The Company's private label venture with Permatex remains steady, with regular reorders.  The Company's bio-degreaser private label partnership with Laguna 3P has launched during the quarter with anticipated sales to police departments across the USA.

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 30, 2018 and March 31, 2017

	Three Months ended March 31,
	2018	2017	Dollar Change	Percentage Change
Sales	$69,064	$67,069	$1,995	2.97%
Cost of Goods Sold	43,893	46,802	(2,909)	-6.22%
Gross Profit	25,171	20,267	4,904	24.20%
OPERATING EXPENSES
Selling expenses	40,745	11,373	29,372	258.26%
General and administrative	779,543	514,788	264,755	51.43%
Total Operating Expenses	820,288	526,161	294,127	55.90%
LOSS FROM OPERATIONS	(795,117)	(505,894)	(289,223)	57.17%
OTHER EXPENSES
Interest (expense)	(312,810)	(98,911)	(213,899)	216.25%
Change in fair value of derivative liabilities	(1,323,375)	(14,162)	(1,309,213)	9244.55%
Net Loss	$(2,431,302)	$(618,967)	$(1,812,335)	292.80%

Sales for the three months ended March 31, 2018 were $69,064 an increase of $1,995 or 2.97% from $67,069 for the three months ended March 31, 2017.  The Company continues in a transitional phase, with changes being made to the marketing strategy and product development.

The changes being implemented involve tactics and strategies to engage consumers and build brand awareness. We continue to reevaluate our distribution model to focus on a more effective and efficient strategic model to grow sales and increase shareholder value.  We anticipate this strategy will improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

The Company is continuing its review of the sales and marketing strategies.  The sales and gross profit over the last few quarters, resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.   Paramount to the Company's new strategy is the integration of a robust direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. To this end we separated and defined our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded to deliver more consumer appeal and benefit. We hope this model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.

Cost of goods sold for the three months March 31, 2018 was $43,893 a decrease of $2,909 or 6.22% from $46,802 for the three months ended March 31, 2017 period.  The decrease was due to efficiencies gained in manufacturing process offset by increased cost from our related party manufacturer.  Cost of goods sold as a percentage of sales was 63.55% for the three months ended March 31, 2017 compared to 69.78% for the three months ended March 31, 2017.  Cost of goods sold decreased as a percentage of sales due to the reduction in the purchase of bulk items that are expensed and not inventoried as well as decreased cost to manufacture the product.

Selling expenses for the three months ended March 31, 2018 were $40,745 an increase of $29,372 or 258.26% from $11,343 for the three months ended March 31, 2017.  The increase was due to the expensing of the value of stock given to two consultants to strengthen product claims and/or related product literature.

General and administrative expenses for the three months ended March 31, 2018 were $779,543 an increase of $264,755 or 51.43% from $514,788 for the three months ended March 31, 2017.  General and administrative expenses increased $264,755 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the following changes:

	Three months ended March 31,
	2018	2017	Change
Payroll and payroll related expense	$417,285	$365,553	$51,732
Overhead allocation	20,000	30,000	(10,000)
Amortization expense	24,626	24,909	(283)
Insurance	4,867	11,717	(6,850)
Printing and Reproduction	9,363	1,227	8,136
Professional fees:
Accountants	20,000	29,750	(9,750)
Edgar preparation	3,000	-	3,000
Media/Website	1,401	7,719	(6,318)
Legal	153,867	6,990	146,877
Investor and public relations	34,095	1,792	32,303
OTC Marketplace	6,500	-	6,500
Transfer Agent	2,365	5,038	(2,673)
Business consultants	-	8,431	(8,431)
Samples	20,546	1,536	19,010
Other General and administrative expense	61,628	20,126	41,502
	$779,543	$514,788	$264,755

There were increases in certain expenses:

•
Payroll and payroll related expense increased by $51,732 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the hiring of additional staff as well as the expense related to options granted and vested of $100,527 and common shares of $32,400 granted during the three months ended March 31, 2018, offset by a reduction in allocated payroll from AirTech.

•
Printing and reproduction expense increased by $8,136 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the additional printing services required for the Company's new products and redesigned of certain product labels.

•
Legal expense increased by $146,877 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to legal services required for maintaining SEC compliance, trademark maintenance and the Kordenbrock litigation.

•
Investor and public relations expenses increased by $32,303 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the retention of additional investor and public relations firms to increase investor awareness.

•
Samples expenses increased by $19,010 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the Company's effort to increase brand awareness by offering samples of products at trade events.

These increases were offset by decreases in certain expenses:

•
Overhead allocation decreased by $10,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the Company's effort to bring more administrative functions in-house.

•	Insurance expenses decreased by $6,850 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to a reduction in overall insurance rates.

•
Accounting expenses decreased by $9,750 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the retention of additional accounting staff and less time required by the independent auditors in previous period due to the transition of audit firms

•
Media/website expenses decreased by $6,318 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to completion of the engagement surrounding the Company's website and digital market place.

•	Business consultant expenses decreased by $8,431 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the services being performed in-house.

Interest expense increased to $312,810 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 mainly due to the increase in amortization of debt discounts and interest recognized in connection with convertible notes.

Derivatives loss increased to approximately $1,323,375 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2018 due to the fair value adjustments in connection with the convertible notes and in the current three month period.

Liquidity and Capital Resources

As of March 31, 2018, we had $42,288 in cash as compared to $67,422 at December 31, 2017.

At March 31, 2018, we had current assets of $320,541 and current liabilities of $4,534,284 resulting in a working capital deficit of $4,213,743 as compared to current assets of $360,256 and current liabilities of $2,692,237, resulting in a working capital deficit of $2,331,981 at December 31, 2017.

The net cash used on our operations was $349,184 during the three months ended March 31, 2018, compared to $223,833 during the three months ended March 31, 2017 period.

The increase in cash used in operating activities is due to an increase in the net loss, accounts receivable and inventory.

The net cash used in operating activities was partially offset by the following non-cash activities:

Amortization of intangible assets	$24,625
Amortization of debt discount and original issue discount	274,389
Change in fair value of derivative instruments	1,323,375
Fair value of options vested	100,527
Due to related parties	2,508
Common stock issued for services	32,400
Prepaid expenses and other current assets	34,220
Accounts payable	95,292
Accrued expenses	188,921
Common shares issued for convertible note due date extension	25,500
Common stock to be issued for employment agreement	-
$2,101,757

Cash flows used in investing activities were $950 during the three months ended March 31, 2018 compared to $3,200 for the three months ended March 31, 2017.  The change is principally due to a decrease in payment for intangible assets.

Cash flows provided by financing activities were $325,000 and $295,114 during the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively.  The increase in cash provided by financing activities is due to the sale of common stock, the issuance of convertible notes payable.

Convertible Note Payable

On February 8, 2018, the Company issued a 12% Convertible Promissory Note #1 of $103,000, with debt issuance costs of $3,000 to an accredited investor. This convertible note is due and payable on November 20, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is 58% of the average of the lowest two trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On March 5, 2018, the Company issued a 12% Convertible Promissory Note #2 of $103,000, with debt issuance costs of $3,000 to an accredited investor. This convertible promissory note #2 is due and payable on December 15, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is 61% of the average of the lowest two trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On March 6, 2018, the Company issued a 8% Convertible Redeemable Note of $126,000, with debt issuance costs of $6,000 to an accredited investor. This convertible note is due and payable on March 6, 2019. The holder is entitled, at its option, at any time after six months, to convert all or any amount of the principal face amount of this note then outstanding into shares of common stock. The conversion price is 60% of the lowest trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

Sale of Common Stock

On January 18, 2018, the Company sold $5,000 of common stock to an accredited investor. The total amount of common stock sold was 83,333 shares at $0.06 per share.

To date, our operations have not generated any profits.  We have funded our operating to date through the sales of common stock and issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We anticipate sales will increase in the third quarter of 2018.  As such, our anticipated cash needs to fund operations and pay our notes for the next 12 months is approximately $500,000.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a15(e)) as of March 31, 2018, are not effective, due to lack of segregation of duties and ineffective controls over period end financial disclosures and reporting processes, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

There is one litigation matters presently, the status of which has not changed since the Form 10-K/A for the year ended December 31, 2017.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities since the Company's last-filed report on Form 8-K covering sales of unregistered securities or on Form 10-Q filed under this item.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discount

January 2, 2018	83,334 shares of Common stock	Private Investor	N/A	$5,000/NA
January 17, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$31,875/NA
January 31, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$31,875/NA
January 31, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$50,000/NA
February 8, 2018	Common shares for extension of due date of Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$25,500/NA
March 8, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$50,000/NA
March 8, 2018	Inducement shares in connection with Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$62,815/NA
March 16, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$20,325/NA
April 5, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$11,250/NA

The above issuances in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Employee Agreement - Daniel Kryger

On February 1, 2018, Daniel Kryger, a member of the Company's Board of Directors and the Company entered into an employment agreement pursuant to which he will serve as the Company's Director of Business Development. The term of the employment agreement will expire on February 1, 2023, subject to automatic renewal of successive one-year periods, unless otherwise terminated in accordance with provisions within the employment agreement.  Pursuant to his employment agreement, Mr. Kryger will receive an annual base salary of $120,000.  Mr. Kryger at his option may defer base salary which will accrue interest at 10% per annum, and shall, upon Mr. Kryger's written request to the Board, be convertible into options to purchase shares of common stock of the Company on a quarterly basis.  The conversion price will equal to a 25% discount to the market price of the Company's shares at the time of the conversion, and where each option's strike price shall be at $.001 per share.

Mr. Kryger shall be eligible to participate in the Company's common stock incentive plan as in effect from time to time.  As of February 1, 2018 ("Effective Date"), the Compensation Committee of the Board of Directors has granted Mr. Kryger, 200,000 shares of common stock upon execution the agreement, and 1,000,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: 25% of the options shall vest immediately upon the effective date, 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining options shall vest upon the Company reaching $3,000,000 in sales revenue earned after the effective date. The Company may grant Mr. Kryger additional stock options, restricted stock units or other awards under the Company's common stock incentive plan based on individual and Company performance criteria to be established by the Board of Directors.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

10.21	*	Employment Agreement between Pura Naturals, Inc and Daniel Kryger
10.22	*
Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

10.23	*
Securities Purchase Agreement dated February 8, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.(incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

10.24	*
Convertible Promissory Note Dated February 8, 2018, Due November 20, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

10.25	*
Convertible Promissory Note Dated March 5, 2018, Due December 15, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

10.26	*
Convertible Redeemable Note , Due Twelve Months After Issuance Date Dated March 6, 2018, by and between ONE44 Capital, LLC and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

10.27	*
Securities Purchase Agreement dated March 6, 2018, by and between ONE44 Capital LLC Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017).

21.1	*	Subsidiaries of the registrant.
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*		Filed herewith
	**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2018.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Akio Ariura
Akio Ariura , Chief Financial Officer