Form 10-Q
period 2018-06-30
PURA NATURALS, INC.
filed 2018-08-20
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2018

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 14, 2018 was 112,117,115 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PURA NATURALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	20 18	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,971	$67,422
Accounts receivable	60,994	66,427
Due from related parties	29,390	11,890
Inventory	148,939	105,087
Prepaid expenses and other current assets	22,519	109,430
Total Current Assets	271,813	360,256
OTHER ASSETS
Intangible assets, net	707,422	755,682
Total Other Assets	707,422	755,682
TOTAL ASSETS	$979,235	$1,115,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$440,397	$321,250
Accrued expenses	684,557	226,273
Due to related parties	483,991	392,037
Deferred revenues	72,808	72,808
Note payable	25,484	-
Convertible note payable, net of discount of $308,833 and $506,237 as of June 30, 2018	936,767	781,901
and December 31, 2017, respectively
Derivative liabilities	1,097,379	897,968
Total Current Liabilities	3,741,383	2,692,237
TOTAL LIABILITIES	3,741,383	2,692,237

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
70,947,390 and 39,114,709 shares issued and outstanding, respectively, as of June 30, 2018 and December 31, 2017.	70,947	39,115
Additional paid-in capital	6,931,245	5,710,270
Accumulated deficit	(9,764,340)	(7,325,684)
TOTAL STOCKHOLDERS' DEFICIT	(2,762,149)	(1,576,299)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$979,235	$1,115,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$76,308	$99,381	$145,372	$166,450
Cost of goods sold	48,789	59,752	92,682	106,557
GROSS PROFIT	27,519	39,629	52,690	59,893

OPERATING EXPENSES
Selling expense	50,155	91	90,900	11,464
General and administrative	504,761	457,510	1,284,304	972,298
Total Operating Expenses	554,916	457,601	1,375,204	983,762
LOSS FROM OPERATIONS	(527,397)	(417,972)	(1,322,514)	(923,869)
OTHER INCOME (EXPENSE)
Interest expense	(342,043)	(92,523)	(654,853)	(191,434)
Gain on debt extinguishment	-	43,120	-	43,120
Change in fair value of derivative liabilities	862,086	85,292	(461,289)	71,130
Total Other Income (Expense)	520,043	35,889	(1,116,142)	(77,184)
LOSS BEFORE INCOME TAX PROVISION	(7,354)	(382,083)	(2,438,656)	(1,001,053)
Income tax provision	-	-	-	-
NET LOSS	$(7,354)	$(382,083)	(2,438,656)	(1,001,053)

NET LOSS PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.05)	$(0.03)

Weighted average common
shares outstanding
BASIC AND DILUTED	55,961,833	33,855,244	48,773,984	33,808,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,438,656)	$(1,001,053)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	-	4,572
Amortization of intangible assets	49,835	49,818
Amortization of debt discount and original issue discount	529,407	98,854
Penalty interest resulted in principal increase	49,250	-
Change in fair value of derivative instruments	461,289	(71,130)
Fair value of options vested	160,628	-
Common stock issued for services	32,400	324,702
Common shares issued for convertible note due date extension	25,500	-
Gain on debt extinguishment	-	43,120
Changes in operating assets and liabilities:
Accounts receivable	5,433	(34,065)
Inventory	(43,852)	(145,724)
Due from related parties	(17,500)	20,018
Due to related parties	91,954	70,672
Prepaid expenses and other current assets	86,911	6,876
Accounts payable	142,487	41,146
Accrued expenses	458,284	2,061
Cash Used in Operating Activities	(406,360)	(590,133)

INVESTING ACTIVITIES:
Payments for intangible assets	(1,575)	(5,705)
Cash Used in Investing Activities	(1,575)	(5,705)

FINANCING ACTIVITIES:
Advance from related party	-	10,000
Proceeds from note payable-related party	-	50,000
Payment on note payable	(3,016)	(14,773)
Proceeds from the issuance of convertible debt	320,000	278,000
Proceeds from sale of common stock for cash	5,000	224,500
Proceeds from note payable	28,500	-
Debt financing costs	-	34,436
Net Cash Provided by Financing Activities	350,484	582,163
NET CHANGE IN CASH	(57,451)	(13,675)
CASH AT BEGINNING OF PERIOD	67,422	14,386
CASH AT END OF PERIOD	$9,971	$711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,561	$168,788
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Expense & debt paid by third party on behalf of Company	$-	$8,000
Original Issue Discount	$-	$25,000
Common stock to be issued in settlement of related party note	$-	$871,000
Common stock issued for convertible note payable	$424,061	$-
Debt discount for new issuances due to derivative feature of convertible note	$320,000	$279,914
Derivative liability extinguished on conversion	$581,878	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 1 — MANAGEMENT'S REPRESENTATION

The accompanying condensed consolidated financial statements of Pura Naturals, Inc. (the "Company," "Pura," "we," or "our"), were prepared in accordance with accounting principles generally accepted in the United States, or "US GAAP". In the opinion of the Company's management, the unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements ("CFS") in the Annual Report on Form 10-K/A ("Form 10-K/A") for the year ended December 31, 2017, and include all normal recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The condensed consolidated balance sheet as of December 31, 2017 was derived from the December 31, 2017 audited financial statements. The interim financial information for the six months ended June 30, 2018 is not necessarily indicative of the results to be expected for any other interim period or for the entire year ending December 31, 2018.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

Basis of Presentation

The Company's significant accounting policies are summarized in Note 2 of the Form 10-K/A. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the six months ended June 30, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

Based on the conversion prices in effect, the potentially dilutive effects of 8,193,750 and 1,156,250 options were not considered in the calculation of EPS as the effect would be anti-dilutive on June 30, 2018 and June 30, 2017, respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 154,137,853 and 616,920 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on June 30, 2018 and June 30, 2017, respectively.

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
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from operations of $1,322,514 for the six months ended June 30, 2018 and $4,269,673 for the year ended December 31, 2017, and had an accumulated deficit of $9,764,340 at June 30, 2018. In addition, the Company used cash in operating activities of $406,360 for the six months ended June 30, 2018. The Company will continue to incur costs that are necessary for it to remain an active public company. As of June 30, 2018, the Company has approximately $10,000 in cash.

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

There are significant risks and uncertainties which could negatively affect the Company's operations. These are principally related to (i) the absence of a distribution network for the Company's products, (ii) the absence of any significant commitments or firm orders for the Company's products. The Company's limited sales to date for the Company's products make it impossible to identify any trends in the Company's business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future.  Furthermore, if our current indebtedness is not restructured or converted into equity, which is at the debt holder's discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due.  Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future.   In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

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

An event of default exists under our April Note, July Note and July Note #2.

The Company was unable to repay amounts due for the April Note, July Note and July Note #2 (See Note 9).  The inability to repay represents an event of default. The holders of the notes have not declared a default. If they were to do so, however, they would be entitled to immediate payment of amounts far in excess of our ability to pay. Under the worst scenario, a declaration of default by the holders of the April Note, July Note and/or July Note #2 could result in a liquidation of the Company and elimination of any value in our common stock.

The condensed CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 4 – Intangible Assets

The following are the details of intangible assets at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
License	$996,346	$996,346
Trademarks	12,105	10,530
	1,008,451	1,006,876
Less accumulated amortization	(301,029)	(251,194)
	$707,422	$755,682

Amortization expense for the six months ended June 30, 2018 and 2017 was $49,835 and $49,818, respectively.

The following summarizes estimated future amortization expense as of June 30, 2018 related to intangible assets:

Years ending December 31,
2018	$50,423
2019	100,845
2020	100,845
2021	100,845
2022	100,845
Thereafter	253,619
$707,422

NOTE 5 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding due from and payable to affiliated companies and related parties.  These amounts are payable upon demand and are non-interest bearing.  At June 30, 2018 and December 31, 2017, the amounts due from related parties were $29,390 and $11,890, respectively.  At June 30, 2018 and December 31, 2017, the amounts due to related parties were $483,991 and $392,037, respectively.

NOTE 6 - Note Payable

The Company entered into a merchant agreement on May 21, 2018.  The loan amount is $28,500 and the Company is required to make 245.27 daily payments of $165 each starting from May 24, 2018 through May 4, 2019. Total payments for the note payable is $40,470, which included $28,500 principal payment and $11,970 interest payment. Each daily repayment is allocated between principal and interest. The outstanding balance was $25,484 and $0 at June 30, 2018 and December 31, 2017, respectively

NOTE 7 - Fair Value Measurement

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The Company uses Level 3 inputs for its valuation methodology for its derivative liability as its FV was determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company's derivative liability is adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $1,245,597 and $1,288,138 at June 30, 2018 and December 31, 2017 respectively, with a derivative liability totaling $1,097,379 and $897,968 at June 30, 2018 and December 31, 2017, respectively, which are categorized as Level 3.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Conversion feature embedded within Convertible Note	-	-	1,097,379	1,097,379	-	-	897,968	897,968
	-	-	1,097,379	1,097,379	-	-	897,968	897,968

The related gain on change in fair value of derivatives totaled $862,086 for the three months ended June 30, 2018 and a related gain on the change in fair value of derivatives of $85,292 for the three months ended June 30, 2017.

The related loss on change in fair value of derivatives totaled $461,289 for the six months ended June 30, 2018 and a related gain on the change in fair value of derivatives of $71,130 for the six months ended June 30, 2017.

NOTE 8 - Derivative liabilities

During the six months ended June 30, 2018, the Company identified conversion features embedded within its convertible debt.

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The FV of the derivative liabilities was calculated using a Black-Scholes valuation model.

The FV of the Company's derivative liabilities at and during the six months ended June 30, 2018 is as follows:

Derivative liability balance, December 31, 2017	$897,968
Debt Discount	320,000
Derivative liability related to debt converted into common shares	(581,878)
Change in derivative liability	461,289
Derivative liability balance, June 30, 2018	$1,097,379

The FV's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the six months ended June 30, 2018:

Risk free rate	2.11% - 2.33%
Volatility	175% - 202%
Conversion/Exercise Price	$0.0031 - $.0149
Dividend rate	0%
Term (Years)	0.22 - 0.70

The carrying amounts of the Company's cash, accounts payable and accrued expenses approximate their estimated FVs due to the short term maturities of those financial instruments. The Company believes the carrying amount of its promissory note, net of discount approximates its FV based on rates and other terms currently available to the Company for similar debt instruments.

NOTE 9 - Convertible Note Payable

Convertible Promissory Note

On April 7, 2017, the Company issued to an accredited investor an unsecured Convertible Promissory Note (the "April Note") of $570,000 that matured on January 7, 2018.  The failure to pay principal and interest as scheduled represents an event of default under the terms of the Note.  However, the holder of the Note has not declared a default.

Due to the potential adjustment in the conversion price associated with this April note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $273,266 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the April Note payable up to the face amount of the April Note. The debt discount of $273,266 is being amortized over the term of the April Note.  The Company recognized interest expense of $8,549 and $48,398 during the six months ended June 30 2018 and June 30, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $0 and $8,549 at June 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

During the quarters ended June 30, 2018 and 2017 the Company recognized interest expense in the amount of $1,539 and $8,553 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $1,539 at June 30, 2018 and December 31, 2017, respectively.

The holder of the April Note payable converted the following amounts during the six months ended June 30, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
January 17, 2018	500,000	31,875	0.0638
January 31, 2018	500,000	31,875	0.0638
March 16, 2018	500,000	20,325	0.0407
April 19, 2018	500,000	11,250	0.0225
May 7, 2018	936,640	17,562	0.0188
May 22, 2018	1,000,000	12,225	0.0122
June 5, 2018	1,000,000	11,700	0.0117
June 18, 2018	1,000,000	11,800	0.0118
Total	5,936,640	148,612

The outstanding principal balance of the April note was $134,026 and $282,638 at June 30, 2018 and December 31, 2017, respectively.

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

Due to the potential adjustment in the conversion price associated with this promissory note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $230,656 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $50,656 being recorded as a financing cost.  The debt discount of $180,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $5,837 and $0 during the six months ended June 30 2018 and June 30, 2017 for the amortization of the debt discount. The unamortized balance of the debt discount was $0 and $5,837 at June 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

On January 17, 2018, the Company entered into an agreement with the holder to amend terms of the July Note.  The due date of the July Note was amended to February 6, 2018 from the original due date of January 6, 2018,  In exchange for the amendment the Company delivered 300,000 shares of Common Stock. These Common Stock were valued at the market share price of $0.085 per share and recorded interest expense of $25,500. If, on the date that is the six-month anniversary of the date of the second amendment ("True-Up Date"), the volume weighted average price of the Common Stock on the day immediately preceding the True-Up Date as reported on the Company's Principal Market is less than the closing price of the Common Stock on the date of the second amendment, the Company shall, within three trading days of the holder's provision of written notice, issue and deliver an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to the quotient of $25,000 divided by the subsequent share price multiplied by 1.5, less the extension shares.  If the true-up date was June 30, 2018, the estimated number of shares to be issued is approximately 2,585,000 with a fair value of $33,600 using the stock price on June 30, 2018.

On January 31, 2018, the Company entered into an agreement with the holder to further amend terms of the July Note.   The due date of the July Note was extended to March 6, 2018 from the original due date of January 6, 2018.  In exchange for the amendment the holder converted $50,000 of the outstanding balance of the July Note.

The holder of the July Note converted the following during the six months ended June 30, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
January 31, 2018	1,388,889	$50,000	0.0360
March 8, 2018	1,428,571	50,000	0.0350
April 18, 2018	2,000,000	21,000	0.0105
June 12, 2018	2,750,000	21,725	0.0079
Total	7,567,460	$142,725

The Company has not paid the balance due of the Note by the amended due date.   In accordance with the provision of the Note, On March 7, 2018, the balance of the note was increased by $37,520 due to an occurrence of an event of default. The $37,520 increase in principal was recorded as interest expense.

The outstanding principal balance of the July note was $114,795 and $220,000 at June 30, 2018 and December 31, 2017, respectively.

During the quarters ended June 30, 2018 and June 30, 2017 the Company recognized interest expense in the amount of $1,298 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $1,298 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the July Note in the amount of $63,591 (including the $37,520 penalty interest for occurrence of event of default and $25,500 for Amendment) and $0, for the quarters ended June 30, 2018 and June 30, 2017, respectively. Accrued interest due under the promissory note totaled $17,600 and $17,029 as of June 30, 2018 and December 31, 2017, respectively.

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The Company recognized interest expense of $113,868 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount. The unamortized balance of the debt discount was $0 and $113,868 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense in the amount of $11,387 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $0 and $11,387 at June 30, 2018 and December 31, 2017, respectively.

As of the August 15, 2018, the Company has not paid the balance of the Note.  The failure to pay principal as scheduled represents an event of default under the terms of the Note.  However, the holder of the Note has not declared a default.

The outstanding principal balance of the July Note #2 was $330,000 at June 30, 2018 and December 31, 2017.

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

The holder of the September Note #1 converted the following during the six months ended June 30, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
March 23, 2018	1,000,000	$25,750	0.0258
April 19, 2018	2,141,249	22,804	0.0106
Total	3,141,249	$48,554

The Company recognized interest expense of $81,523 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount and release of debt discount due to conversions.  The unamortized balance of the debt discount was $23,271 and $104,794 at June 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $5,207 and $0 relating to the amortization of the original issue discount and debt issuance costs of the September Note #1. The unamortized balance of debt issuance costs totaled $2,129 and $7,336 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the September Note #1 of $9,551 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued interest due under the September Note #1 totaled $15,356 and $5,805 as of June 30, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the September Note #1 was $111,946 and $160,500 at June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized interest expense of $39,371 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount and release of debt discount due to conversions for the September Note #2.  The unamortized balance of the debt discount was $9,266 and $48,637 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense in the amount of $3,719 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $1,685 and $5,404 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the September Note #2 in the amount of $19,763 (including the $12,000 penalty interest as discussed below and $3,300 in conversion fees) and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued interest due under the September Note #2 totaled $6,978 and $2,515 as of June 30, 2018 and December 31, 2017, respectively.

The holder of the September Note #2 converted the following during the six months ended June 30, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Fees	Price per Share
April 17, 2018	1,000,000	$3,510	750	0.0043
May 2, 2018	2,300,000	8,973	825	0.0043
May 23, 2018	2,700,000	7,977	825	0.0033
June 18, 2018	3,100,000	8,710	900	0.0031
Total	9,100,000	$29,170	3,300

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The fees represent the costs of obtaining a Rule 144 opinion and transfer agent fees.

The principal balance of the note was increased by $12,000 which represent a penalty of $1,000 per day for not delivering common stock within three business days after the receipt of the conversion notice.  The $12,000 increased the principal amount of the Note and was accounted for as interest expense.

The outstanding principal balance of the September Note #2 was $57,830 and 75,000 at June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized interest expense of $53,416 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount and release of debt discount due to conversions.  The unamortized balance of the debt discount was $10,447 and $63,863 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $8,058 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs totaled $5,120 and $13,178 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the October Note of $3,769 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued interest due under the October Note totaled $5,206 and $1,437 as of June 30, 2018 and December 31, 2017, respectively.

The holder of the October Note converted the following during the six months ended June 30, 2018:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per Share
May 10, 2018	1,380,379	20,000	0.0145
June 7, 2018	2,065,291	18,000	0.0087
June 22, 2018	2,058,329	17,000	0.0083
Total	5,503,999	55,000

The outstanding principal balance of the October Note was $40,000 at June 30, 2018 and $95,000 at December 31, 2017.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The Company recognized interest expense of $53,556 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $50,597 and $104,153 at June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $8,430 and $0 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $7,964 and $16,395 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the December Note of $2,634 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively.  Accrued interest due under the December Note totaled $2,823 and $189 as of June 30, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the December Note was $125,000 at June 30, 2018 and December 31, 2017.

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

The Company recognized interest expense of $49,825 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $50,175 and $0 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $1,495 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $1,505 and $0 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #1 of $4,132 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued interest due under the 2018 Note #1 totaled $4,132 and $0 as of June 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The outstanding principal balance of the 2018 Note #1 was $103,000 and $0 at June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized interest expense of $41,053 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $58,947 and $0 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $1,232 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,768 and $0 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #2 of $3,962 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively.  Accrued interest due under the 2018 Note #2 totaled $3,962 and $0 as of June 30, 2018 and December 31, 2017, respectively.

The outstanding principal balance of the 2018 Note #2 was $103,000 and $0 at June 30, 2018 and December 31, 2017, respectively.

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

The Company recognized interest expense of $38,137 and $0 during the six months ended June 30, 2018 and June 30, 2017, respectively for the amortization of the debt discount.  The unamortized balance of the debt discount was $81,863 and $0 at June 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

During the six months ended June 30, 2018 and June 30, 2017 the Company recognized interest expense of $1,907 and $0 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $4,093 and $0 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #3 of $3,203 and $0, for the six months ended June 30, 2018 and June 30, 2017, respectively.  Accrued interest due under the Convertible Note totaled $3,203 and $0 as of March 31, 2018 and December 31, 2017, respectively.
The outstanding principal balance of the 2018 Note #3 was $126,000 and $0 at June 30, 2018 and December 31, 2017, respectively.

 NOTE 10 – Stockholders' Deficit

Common stock

During the six months ended June 30, 2018, the Company issued shares of common stock as follows:

•	300,000 shares valued at $25,500 for extension of due date for the July Note (See Note 9)
•	31,249,348 shares in payment of convertible note (See Note 9)
•	Sale of 83,333 shares for $5,000 cash
•	200,000 shares valued at $32,400 for employment agreement

Stock options

The following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life	Aggregate Intrinsic Value
Outstanding. December 31, 2017	7,193,750	$0.001	4.58	$-
Granted	1,000,000	0.001	4.59	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding. June 30, 2018	8,193,750	$0.001	4.20	$-

Exercisable and vested at June 30, 2018	2,198,750	$0.001	4.12	$26,385

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

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

The FV of the options was calculated using a Black-Scholes valuation model.

The FV's at the effective date was based upon the following estimates and assumptions made by management:

Risk free rate	2.26%
Volatility	182%
Conversion/Exercise Price	$0.001
Dividend rate	0%
Term (Years)	5

The total value of the options was $161,701, of which $40,425 was expensed as payroll costs for the six months ended June 30, 2018.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $160,628 and $120,202, during the six months ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018, the unamortized stock option expense was $240,405 which will be amortized to expense through June 30, 2019.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The following summarizes estimated future lease expense as of June 30, 2018 related to the office:

Years Ending December 31,	Amount
2018	20,966
2019	10,483
2020	-
2021	-
2022	-
Thereafter	-
31,449

NOTE 12 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

As of June 30, 2018 one customers accounted for 22%, one customer accounted for 19%, one customer accounted for 15% and one customer for accounted 12% of accounts receivable.   As of December 31, 2017 one customer accounted for 30%, one customer accounted for 14% and one customer accounted for 15% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payable, as follows:

As of June 30, 2018, one vendor accounted for 12% of accounts payable. As of December 31, 2017, one vendor accounted for 10% or more of the Company's accounts payable.

PURA NATURALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

NOTE 13 – SUBSEQUENT EVENTS

On July 3, 2018, the holder of the July Note converted $21,313 of the outstanding balance of the July Note.  The Company issued 2,750,000 shares of its common stock upon the conversion of the July Note.

On July 6, 2018, the holder of the April Note converted $9,500 of the outstanding balance of the April Note.  The Company issued 1,000,000 shares of its common stock upon the conversion of the September Note.

On July 6, 2018, the holder of the September Note #1 converted $17,095 of the outstanding balance of the September Note #1.  The Company issued 2,205,759 shares of its common stock upon the conversion of the September Note #1

On July 11, 2018, the holder of the April Note converted $10,260 of the outstanding balance of the April Note.  The Company issued 1,900,000 shares of its common stock upon the conversion of the April.

On July 16, 2018, the holder of the September Note #2 converted $4,495 of the outstanding balance of the September Note #2.  The Company issued 3,800,000 shares of its common stock upon the conversion of the September Note #2.

On July 16, 2018, the holder of the October Note converted $10,000 of the outstanding balance and $352 of accrued interest of the October Note.  The Company issued 2,650,973 shares of its common stock upon the conversion of the October Note.

On July 20, 2018, the holder of the July Note converted $12,250 of the outstanding balance of the July Note.  The Company issued 3,500,000 shares of its common stock upon the conversion of the July Note.

On July 20, 2018, the holder of the September Note #1 converted $14,241 of the outstanding balance of the July Note.  The Company issued 4,068,841 shares of its common stock upon the conversion of the September Note #1.

On July 23, 2018, the holder of the October Note converted $13,000 of the outstanding balance and $479 of accrued interest of the October Note.  The Company issued 3,501,049 shares of its common stock upon the conversion of the October Note.

On August 1, 2018, the holder of the July Note converted $10,500 of the outstanding balance of the July Note.  The Company issued 3,500,000 shares of its common stock upon the conversion of the July Note.

On August 9, 2018, the holder of the 2018 Note #1 converted $7,990 of the outstanding balance of the 2018 Note #1.  The Company issued 2,755,172 shares of its common stock upon the conversion of the 2018 Note #1.  On the same date, the holder of the 2018 Note #1 converted $9,170 of the outstanding balance of the 2018 Note #1.  The Company issued 3,162,069 shares of its common stock upon the conversion of the 2018 Note #1.

On August 10, 2018, the holder of the 2018 Note #1 converted $8,960 of the outstanding balance of the 2018 Note #1.  The Company issued 3,089,655 shares of its common stock upon the conversion of the 2018 Note #1.

On August 13, 2018, the holder of the 2018 Note #1converted $9,530 of the outstanding balance of the 2018 Note #1.  The Company issued 3,286,207 shares of its common stock upon the conversion of the 2018 Note #1.

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
	Six Months Ended,
Sales by Product Line:	June 30, 2018	June 30, 2017
Household and Kitchen	$85,778	$93,478
Health and Beauty	49,447	63,597
Marine Products	10,147	9,375
	$145,372	$166,450

Recent Events

Launch of the Grease Beast Product Line

When the Company launched the Grease Beast product line with its grease attracting/cleaning capability and sought to expand the potential application of the BeBetterFoam at the National Hardware show in May 2018.  Since the show, the Company was approved as a supplier to six hardware chains and one grocery store chain.  In addition, a major hardware chain agreed to place the entire Grease Beast product family on their website with store evaluation and potential placement being negotiated.  The first shipment to the grocery store chain has been shipped and will be on the shelves mid-August.

The Company is attending the Ace 2018 Fall Convention as a qualified supplier and the True Value Fall Reunion to further show case the Grease Beast product line.

Amazon

Pura Naturals strongly believes in on line sales and developed a detailed strategy to increase it's on line presence by expanding the products offered on Amazon from six to eight products and create incentive to purchase multiple products.  The Company has seen steady sales growth on Amazon, with sales increasing in the month of July compared to June 2018 and we anticipate this trend to continue.  The Grease Beast product line will be offered on Amazon by the end of the third quarter.

Pura Marine

The Marine division is building a loyal customer base and the Fisherman Cleansing bar is gaining sales momentum with placement in over 15 fishing products related stores.  Products are also carried at three major fuel docks in Long Beach and Orange County, California. The products under Pura Marine are going through a rebranding and relabeling phase which will, when complete, better convey the attributes of the product line.  The strategic relationship with Anglers Chronicles is growing and support continues with promotions airings on Anglers Chronicles weekly cable television shows and their radio AM830 Anglers Chronicles radio show.  A meeting is set for September with a major marine distribution company to review our entire product line for store placement.

CBD Product Line

A new product line of hemp derived CBD products was developed and launched.  Products include sponge infused face products and bars of soap. Additionally, a partnership was formed with Noreen Taylor of The Organic Face make-up line and Pura Naturals.  Under a new brand, Pura is launching a new make-up line infused with hemp derived CBD. Discussions are underway with a major distribution network to private label the CBD cleansing line and create a bar soap line.

Private Label Sales and Manufacturing

The Company's private label venture with Permatex remains steady, with regular reorders.  The Company's bio-degreaser private label partnership with Laguna 3P continues with anticipated sales to police departments across the USA.  The Company has been contacted by a major barbeque related product supplier to private label the Grease Beast degreaser.  Three additional products are under development for a complete suite of products for private labeling.

We have never been subject to any bankruptcy proceeding.

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

	Three Months ended June 30,
	2018	2017	Dollar Change	Percentage Change
Sales	76,308	99,381	(23,073)	(23.22)%
Cost of Goods Sold	48,789	59,752	(10,963)	(18.35)%
Gross Profit	27,519	39,629	(12,110)	(30.56)%
OPERATING EXPENSES
Selling expenses	50,155	91	50,064	55,015.00%
General and administrative	504,761	457,510	47,251	10.33%
Total Operating Expenses	554,916	457,601	97,314	21.27%
LOSS FROM OPERATIONS	(527,397)	(417,972)	(109,424)	26.18%
OTHER INCOME (EXPENSES)
Interest (expense)	(342,043)	(92,523)	(249,520)	269.68%
Gain on debt extinguishment	-	43,120	(43,120)	(100.00)%
Change in fair value of derivative liabilities	862,086	85,292	776,794	910.75%
Total Other Income (Expense)	(7,354)	(382,083)	417,850	(109.36)%

During the three months ended June 30, 2018, we incurred a net loss of $7,354 compared to a net loss of $382,083 for the three months ended June 30, 2017.

Sales decreased to $76,308 during the three months ended June 30, 2018 as compared to $99,381 during the three months ended June 30, 2017.

The decrease in sales was due to a loss of certain customers and lack of brand awareness of the Company's products.  The changes being implemented involve tactics and strategies to engage consumers and build brand awareness. We continue to reevaluate our distribution model to focus on a more effective and efficient strategic model to grow sales and increase shareholder value.  We anticipate this strategy, implemented during the quarter ended June 30, 2018, will improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

To advance this strategy, the Company also has retained sales personnel with specific skills to further promote the Company's products.

The Company has developed a specific growth strategy for Amazon's business to business segment.  The Company began to offer larger ordering quantities for the business to business segment. The Company will also begin to offer more products in the Amazon Market place.  The Company anticipates that due to the strategy implemented, the Company anticipates continued growth on the Amazon marketplace.

Cost of goods sold for the three months June 30, 2018 was $48,789 a decrease of $10,963 or 18.35% from $59,752 for the three months ended June 30, 2017 period.  The decrease in cost of goods sold was due to the decrease in sales.  Cost of goods sold as a percentage of sales was 63.94% for the three months ended June 30, 2018 compared to 60.12% for the three months ended June 30, 2017. This increase was due to increased costs from suppliers and due to inefficiencies of manufacturing in small batches. The Company has begun manufacturing the soap used in the product manufacturing process, which has the potential of reducing the cost of soap by as much as 25%.

Selling expense increased to $50,155 during the three months ended June 30, 2018, an increase of $50,064 from $91 for the three months ended June 30, 2017.  This increase was primarily due to the expensing of the value of stock given to three consultants to provide consultation services in connection with the Company's effort to strengthen product promotion, develop cost efficient strategies to claim product efficacy and/or product safety, improve current product formulations, develop new formulations and strategies to highlight research data and advocacy position statements during marketing, regulatory agency, legal, fundraising, investor and celebrity spokesperson presentation in a manner that can be valuable in strategies designed to widen name recognition, broaden corporate and product credibility, enhance consumer image, attract celebrity sponsors, justify expanding funding needs.

There have been fluctuations in certain expenses in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. In the three months ended June 30, 2018, general and administrative expenses increased $47,251 for the three months ended June 30, 2018 as compared to the comparable prior period mainly due to the following changes:

	Three months ended June 30,
	2018	2017	Change
Payroll and payroll related expense	$347,653	$172,695	$174,958
Overhead allocation	30,000	30,000	-
Amortization expense	25,210	24,909	301
Insurance	23,579	12,215	11,364
Printing and Reproduction	1,261	11,653	(10,392)
Professional fees:	-	-	-
Accountants	6,613	72,000	(65,387)
Edgar preparation	-	1,025	(1,025)
Media/Website	10,119	54,765	(44,646)
Legal	-	9,441	(9,441)
Investor and public relations	12,968	42,038	(29,070)
OTC Marketplace	-	-	-
Transfer Agent	3,295	-	3,295
Business consultants	3,000	-	3,000
Samples	-	1,660	(1,660)
Other General and administrative expense	41,063	25,109	15,954
	$504,761	$457,510	$47,251

Payroll increased by $174,958 from $172,695 for the three months ended June 30, 2017 to $347,653 for the three months ended June 30, 2018 due to the following:

•	Salary accrual, expensing of stock options and stock awards granted in accordance with the employment agreements to certain management individuals and a member of the Board of Directors;
•	Expensing stock granted for services;
•	Increased number of employees;

These expenses were offset by a decrease in the payroll allocation from a related party.

Insurance expense increased by $11,364 from $12,215 for the three months ended June 30, 2017 to $23,579 for the three months ended June 30, 2018 due to changes in insurance rates.

The above increases were offset by:

•	A decrease in printing and reproduction of $10,392 was due to a reduced need for labels and promotional material;
•
Accounting and auditing expense decreased by $65,387due to the retention of additional accounting staff and less time required by the independent auditors in previous period due to the transition of audit firms.

•	Media/website expense decrease by $44,646 due to completion of the engagement surrounding the Company's website and digital market place work on the Company's website was completed.
•	Investor and public relations decreased by $29,070 due to non-renewal of contracts.

Interest expense increased by $248,520 for the three months ended June 30, 2018 to $342,043 for the three months ended June 30, 2018 from $92,523 for the three months ended June 30, 2017 due to interest accrual and amortization of debt discount for the convertible debt.

Gain on debt extinguishment decreased by $43,120 from $43,120 during the three months ended June 30, 2017 to $0 for the three months ended June 30, 2018. This was due to the settlement of the related party note payable.

Gain on the change in fair value of derivative liabilities was significant, increasing to $862,086 for the three months ended June 30, 2018 as compared to $85,292 for the comparable prior period due to a significant decrease in the price per share of our common stock and the fair value adjustments in connection with the convertible notes in the current three month period.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

	Six Months ended June 30,
	2018	2017	Dollar Change	Percentage Change
Sales	$145,372	$166,450	$(21,078)	$(12.66%)
Cost of Goods Sold	92,682	106,557	(13,875)	(13.02%)
Gross Profit	52,690	59,893	(7,203)	(12.03)%
OPERATING EXPENSES
Selling expenses	90,900	11,464	79,436	692.91%
General and administrative	1,284,304	972,298	312,006	32.09%
Total Operating Expenses	1,375,204	983,762	391,442	39.79%
LOSS FROM OPERATIONS	(1,322,514)	(923,869)	(398,645)	43.15%
OTHER EXPENSES
Interest (expense)	(654,853)	(191,434)	(463,419)	242.08%
Gain on debt extinguishment	-	43,120	(43,120)	(100.00)%
Change in fair value of derivative liabilities	(461,289)	71,130	(532,419)	(48.52)
Net Loss	(2,438,656)	(1,001,053)	(1,437,603)	143.61%

During the six months ended June 30, 2018, we incurred a net loss of $2,438,656 compared to a net loss of $1,001,053 for the six months ended June 30, 2017.

Sales decreased to $145,372 during the six months ended June 30, 2018 as compared to $166,450 during the six months ended June 30, 2017.  The decrease in sales was due to a lack of brand awareness of the Company's products.  The changes being implemented involve tactics and strategies to engage consumers and build brand awareness. We continue to reevaluate our distribution model to focus on a more effective and efficient strategic model to grow sales.  We anticipate this strategy will improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

To advance this strategy, the Company has also has retained sales personnel with specific skills to further promote the Company's products.

The Company has developed a specific growth strategy for Amazon's business to business segment.  The Company began to offer larger ordering quantities for the business to business segment.  As a result, we have seen an increase in sales from Amazon's Business to Business segment from June to July 2018.  The Company will also begin to offer more products in the Amazon Market place.  The Company anticipates that due to the strategy implemented, the Company anticipates continued growth on the Amazon marketplace.

The Company continues to review its sales and marketing strategies.  The sales and gross profit over the last few quarters, resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.  The Company continues to integrate a direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics.   The Company continues to separate and define our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded and relabeled to deliver more consumer appeal and benefit. We believe this model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.

Cost of goods sold for the six months June 30, 2018 was $92,682 a decrease of $13,875 or 13.02% from $106,557 for the six months ended June 30, 2017 period.  The decrease in cost of goods was due to the decrease in sales.  Cost of goods sold as a percentage of sales was 63.76% for the six months ended June 30, 2018 compared to 64.02% for the six months ended June 30, 2017.

Selling expenses for the six months ended June 30, 2018 was $90,900 an increase of $79,436 from $11,464 for the six months ended June 30, 2017.  The increase was due to the expensing of the value of stock given to three consultants to strengthen product claims and/or related product literature.

General and administrative expenses for the six months ended June 30, 2018 were $1,284,304 an increase of $312,006 from $972,298 for the six months ended June 30, 2017.  General and administrative expenses increased $312,006 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the following changes:
	Six months ended June 30,
	2018	2017	Change
Payroll and payroll related expense	$764,938	$538,248	$226,690
Overhead allocation	50,000	60,000	(10,000)
Amortization expense	49,836	49,818	18
Insurance	28,446	23,932	4,514
Printing and Reproduction	10,624	12,880	(2,256)
Professional fees:
Accountants	26,613	101,750	(75,137)
Edgar preparation	3,000	1,025	1,975
Media/Website	11,520	62,484	(50,964)
Legal	153,867	16,431	137,436
Investor and public relations	47,063	43,830	3,233
OTC Marketplace	6,500	-	6,500
Transfer Agent	5,660	5,038	622
Business consultants	3,000	8,431	(5,431)
Samples	20,546	3,196	17,350
Other General and administrative expense	102,691	45,235	57,456
	$1,284,304	$972,298	$312,006

Payroll increased by $226,690 from $538,248 for the six months ended June 30, 2017 to $764,938 for the three months ended June 30, 2018 due to the following:

•	Salary accrual, expensing of stock options and stock awards granted in accordance with the employment agreements to certain management individuals and a member of the Board of Directors;
•	Expensing stock granted for services;
•	Increased number of employees;

These expenses were offset by a decrease in the payroll allocation from a related party.

The overhead allocation from AirTech decreased $10,000 from $60,000 for the six month period Ending June 30, 2017 to $50,000 for the six months ended June 30, 2018 as the Company is assuming additional responsibilities in-house.

Insurance expense decreased $4,514to $28,446 for the six months ended June 30, 2018 from $23,932 due to a decrease in premiums.

Printing and reproduction expense decreased by $2,256 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the less printing services required for the Company's new and existing products.

Accounting expenses decreased $75,137 from $101,750 for the six months ended June 30, 2017 to $26,613 for the six months ended June 30, 2018 due to the retention of additional accounting staff and less time required by the independent auditors in previous period due to the transition of audit firms to not requiring additional audit services.
Media/website expense decrease $50,964 from $62,484 for the period ended June 30, 2017 to $11,520 for the period ended June 30, 2018 due to completion of the engagement surrounding the Company's website and digital market place work on the Company's website was completed.

Legal expenses increased $137,436 from $16,431 for the six months ended June 30, 2017 to $153,867 for the six months ended June 30, 2018 due to the defense of the Company's trademarks and continued activity in the lawsuit with the former CEO.

Business consultant expenses decreased by $5,431 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the services being performed in-house.

Samples expenses increased by $17,350 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the Company's effort to increase brand awareness by offering samples of products at trade events and the introduction of the Grease Beast product line.

Interest expense increased to $654,853 for the six months ended June 30, 2018 as compared to $191,434 for the six months ended June 30, 2017 due to interest accrual and amortization of debt discount for the convertible debt.

Gain on debt extinguishment decreased by $43,120 from $43,120 during the six months ended June 30, 2017 to $0 for the three months ended June 30, 2018. This was due to the settlement of the related party note payable.

Derivatives loss increased $532,419 to $461,289 for the six months ended June 30, 2018 as compared to derivative income of $71,130 for the six months ended June 30, 2017 due to the fair value adjustments in connection with the convertible notes in the current three month period.

Liquidity and Capital Resources

As of June 30, 2018, we had $9,971 in cash as compared to $67,422 at December 31, 2017.

At June 30, 2018, we had current assets of $271,813 and current liabilities of $3,741,383 resulting in a working capital deficit of $3,469,570 as compared to current assets of $360,256 and current liabilities of $2,692,237, resulting in a working capital deficit of $2,331,981 at December 31, 2017.

The net cash used on our operations was $406,360 during the six months ended June 30, 2018, compared to $590,133 during the six months ended June 30, 2017 period.

At June 30, 2018, we had stockholders' deficit of approximately $2,762,000 as compared to a deficit of approximately $1,576,000 at December 31, 2017.

Cash flows used in investing activities were $1,575 during the six months ended June 30, 2018 compared to $5,705 for the six months ended June 30, 2017.  The change is principally due to a decrease in payment for intangible assets.

Cash flows provided by financing activities were $350,484 and $582,163 during the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively.  The increase in cash provided by financing activities is due to the sale of common stock, the issuance of a note payable, and the issuance of convertible notes payable.

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

On March 6, 2018, the Company issued an 8% Convertible Redeemable Note of $126,000, with debt issuance costs of $6,000 to an accredited investor. This convertible note is due and payable on March 6, 2019. The holder is entitled, at its option, at any time after six months, to convert all or any amount of the principal face amount of this note then outstanding into shares of common stock. The conversion price is 60% of the lowest trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

Sale of Common Stock

On January 18, 2018, the Company sold $5,000 of common stock to an accredited investor. The total amount of common stock sold was 83,333 shares at $0.06 per share.

Note Payable

The Company entered into a merchant agreement on May 21, 2018.  The loan amount is $28,500 and the Company is required to make 245.27 daily payments of $165 each starting from May 24, 2018 through May 4, 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a15(e)) as of June 30, 2018, are not effective, due to lack of segregation of duties and ineffective controls over period end financial disclosures and reporting processes, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

In the litigation involving James Kordenbrock, the status has not changed since the Form 10-K/A for the year ended December 31, 2017.

On May 25, 2018, a Petition to Cancel Trademarks (Registration Numbers 5228749, 5156967, and 5228748) was filed by Nxt Generation Pet, Inc. against the Company in the United States Patent and Trademark Office, Trademark Trial and Appeal Board (Petition 92068609).  On or about July 4, 2018, the Company filed an Answer to the Petition denying the allegations made in the Petition and asserted several affirmative defenses therein.  The matter is in a very early stage of litigation.   The Company is unable to fully assess the likelihood of success of the Petition at this time, though the Company intends to vigorously defend the trademarks that were duly awarded by the United States Patent and Trademark office to the Company.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discount

January 2, 2018	83,334 shares of Common stock	Private Investor	N/A	$5,000/NA
January 17, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$31,875/NA
January 31, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$31,875/NA
January 31, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC due March 6, 2018.	Private Investor	N/A	$50,000/NA
February 8, 2017	Common shares for extension of due date of Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$25,500/NA
March 8, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$50,000/NA
March 8, 2018	Inducement shares in connection with Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$62,815/NA
March 16, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$20,325/NA
March 23, 2018	Convertible Promissory Note, in the principal amount of $160,500 issued to JSJ Investments Inc.. due September 12, 2018.	Private Investor	N/A	$27,750/NA
April 17, 2018	Convertible Promissory Note, in the principal amount of $75,000 issued to EMA Financial, LLC Corporation. due September 20, 2018.	Private Investor	N/A	$4,260/NA
April 18, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC due March 6, 2018.	Private Investor	N/A	$21,000/NA
April 19, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$11,250/NA
April 19, 2018	Convertible Promissory Note, in the principal amount of $160,500 issued to JSJ Investments Inc.. due September 12, 2018.	Private Investor	N/A	$22,804/NA
May 2, 2018	Convertible Promissory Note, in the principal amount of $75,000 issued to EMA Financial, LLC Corporation. due September 20, 2018.	Private Investor	N/A	$9,798/NA
May 7, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$17,562/NA
May 10, 2018	Convertible Promissory Note, in the principal amount of $95,000 issued to GS Capital Partners, LLC. due October 23, 2018.	Private Investor	N/A	$20,499/NA
May 22, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$12,225/NA
May 23, 2018	Convertible Promissory Note, in the principal amount of $75,000 issued to EMA Financial, LLC Corporation. due September 20, 2018.	Private Investor	N/A	$8,802/NA

June 5, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$11,700/NA
June 7, 2018	Convertible Promissory Note, in the principal amount of $95,000 issued to GS Capital Partners, LLC. due October 23, 2018.	Private Investor	N/A	$18,515/NA
June 12, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC due March 6, 2018.	Private Investor	N/A	$21,725/NA
June 18, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$11,800/NA
June 18, 2018	Convertible Promissory Note, in the principal amount of $75,000 issued to EMA Financial, LLC Corporation. due September 20, 2018.	Private Investor	N/A	$9,610/NA
June 22, 2018	Convertible Promissory Note, in the principal amount of $95,000 issued to GS Capital Partners, LLC. due October 23, 2018.	Private Investor	N/A	$17,547/NA
July 3, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC due March 6, 2018.	Private Investor	N/A	$21,313/NA
July 6, 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$9,500/NA
July 6, 2018	Convertible Promissory Note, in the principal amount of $160,500 issued to JSJ Investments Inc.. due September 12, 2018.	Private Investor	N/A	$17,095/NA
July 11. 2018	Convertible Promissory Note, in the principal amount of $350,000 issued to Mammoth Corporation. due January 7, 2018.	Private Investor	N/A	$10,260/NA
July 16, 2018	Convertible Promissory Note, in the principal amount of $75,000 issued to EMA Financial, LLC Corporation. due September 20, 2018.	Private Investor	N/A	$4,495/NA
July 16, 2018	Convertible Promissory Note, in the principal amount of $95,000 issued to GS Capital Partners, LLC. due October 23, 2018.	Private Investor	N/A	$10,352/NA
July 20, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$12,250/NA
July 20, 2018	Convertible Promissory Note, in the principal amount of $160,500 issued to JSJ Investments Inc.. due September 12, 2018.	Private Investor	N/A	$14,241/NA
July 23, 2018	Convertible Promissory Note, in the principal and interest amount of $95,000 issued to GS Capital Partners, LLC. due October 23, 2018.	Private Investor	N/A	$13,479/NA
August 1, 2018	Convertible Promissory Note, in the principal amount of $220,000 issued to Vista Capital Investments, LLC Corporation. due March 6, 2018.	Private Investor	N/A	$10,500/NA
August 9, 2018	Convertible Promissory Note, in the principal amount of $103,000 issued to Geneva Roth Remark Holdings, Inc. due November 20, 2018.	Private Investor	N/A	$7,990/NA
August 10, 2018	Convertible Promissory Note, in the principal amount of $103,000 issued to Geneva Roth Remark Holdings, Inc. due November 20, 2018.	Private Investor	N/A	$8,960/NA
August 13, 2018	Convertible Promissory Note, in the principal amount of $103,000 issued to Geneva Roth Remark Holdings, Inc. due November 20, 2018.	Private Investor	N/A	$9,530/NA

The above issuances in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.21*	Employment Agreement between Pura Naturals, Inc and Daniel Kryger
10.28*	Loan agreement dated May 21, 2018 by and between Strategic Funding and PURA Naturals, Inc.
21.1*	Subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2018.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Akio Ariura
Akio Ariura , Chief Financial Officer