Form 10-Q
period 2018-09-30
PURA NATURALS, INC.
filed 2018-11-19
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2018

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

The number of shares of the registrant's only class of common stock issued and outstanding as of October 25, 2018 was 428,452,395 shares.

1

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

The results of operations for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PURA NATURALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,010	$67,422
Accounts receivable	68,055	66,427
Due from related parties	32,390	11,890
Inventory	140,810	105,087
Prepaid expenses and other current assets	734	109,430
Total Current Assets	249,999	360,256
OTHER ASSETS
Intangible assets, net	682,573	755,682
Total Other Assets	682,573	755,682
TOTAL ASSETS	$932,572	$1,115,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$462,752	$321,250
Accrued expenses	952,814	226,273
Due to related parties	536,028	392,037
Deferred revenues	72,808	72,808
Note payable, net of debt discount of $1,083 as of September 30, 2018	119,601	-
Convertible note payable, net of discount of $59,022 and $506,237 as of September 30, 2018	725,069	781,901
and December 31, 2017, respectively
Derivative liabilities	2,265,750	897,968
Total Current Liabilities	5,134,822	2,692,237
TOTAL LIABILITIES	5,134,822	2,692,237

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
296,710,079 and 39,114,709 shares issued and outstanding, respectively, as of September 30, 2018 and December 31, 2017.	296,711	39,115
Additional paid-in capital	8,656,209	5,710,270
Accumulated deficit	(13,155,170)	(7,325,684)
TOTAL STOCKHOLDERS' DEFICIT	(4,202,250)	(1,576,299)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$932,572	$1,115,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017		2018	2017
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Sales	$156,486		$221,334	$301,858	$387,784
Cost of goods sold	72,277		206,265	164,959	312,822
GROSS PROFIT	84,209		15,069	136,899	74,962

OPERATING EXPENSES
Selling expense	154,472		15	245,372	11,479
General and administrative	450,362		1,084,193	1,734,666	2,056,491
Total Operating Expenses	604,834		1,084,208	1,980,038	2,067,970
LOSS FROM OPERATIONS	(520,625)		(1,069,139)	(1,843,139)	(1,993,008)
OTHER INCOME (EXPENSE)
Interest expense	(303,106)		(666,884)	(957,959)	(858,318)
Gain on debt extinguishment	-		(265)	-	42,855
Change in fair value of derivative liabilities	(2,567,099)		41,286	(3,028,388)	112,416
Total Other Income (Expense)	(2,870,205)		(625,863)	(3,986,347)	(703,047)
LOSS BEFORE INCOME TAX PROVISION	(3,390,830)		(1,695,002)	(5,829,486)	(2,696,055)
Income tax provision	-		-	-	-
NET LOSS	$(3,390,830)		$(1,695,002)	(5,829,486)	(2,696,055)

NET LOSS PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.02)		$(0.05)	$(0.07)	$(0.08)

Weighted average common
shares outstanding
BASIC AND DILUTED	137,736,958	-	33,855,244	78,754,180	34,111,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PURA NATURALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(5,829,486)	$(2,696,055)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	-	836
Amortization of intangible assets	75,059	74,726
Amortization of debt discount and original issue discount	780,632	432,047
Change in fair value of derivative instruments	3,028,388	112,416
Fair value of options vested	220,728	-
Common stock issued for services	32,400	658,644
Common shares issued for convertible note due date extension	25,500	-
Penalty interest resulted in principal increase	59,520	-
Gain on debt extinguishment	-	42,855
Convertible note issued for commitment fee	-	330,000
Changes in operating assets and liabilities:
Accounts receivable	(1,628)	(175,176)
Inventory	(35,723)	(79,127)
Due from related parties	(20,500)	20,018
Due to related parties	143,991	-
Prepaid expenses and other current assets	108,696	(75,624)
Accounts payable	168,891	152,054
Accrued expenses	742,886	(82,339)
Cash Used in Operating Activities	(500,646)	(1,284,725)

INVESTING ACTIVITIES:
Payments for intangible assets	(1,950)	(5,705)
Cash Provided from Investing Activities	(1,950)	(5,705)

FINANCING ACTIVITIES:
Advance from related party	-	10,000
Common shares to be issued as part of convertible debt	-	62,815
Repayment of convertible debt	-	(111,542)
Proceeds from note payable-Related Party	-	50,000
Payment on note payable	(10,316)	(74,596)
Due to related party	-	302,217
Proceeds from the issuance of convertible debt	320,000	822,500
Proceeds from sale of common stock for cash	5,000	224,500
Proceeds from note payable	128,500	-
Net Cash Provided by Financing Activities	443,184	1,285,894
NET CHANGE IN CASH	(59,412)	(4,536)
CASH AT BEGINNING OF PERIOD	67,422	14,386
CASH AT END OF PERIOD	$8,010	$9,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,368	$63,015
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Expense & debt paid by third party on behalf of Company	$-	$47,500
Original Issue Discount	$-	$94,500
Common Stock to be issued as inducement shares for convertible debt	$-	$85
Common stock issued for convertible note payable	$917,292	$-
Debt discount for new issuances due to derivative feature of convertible note	$320,000	$1,185,766
Derivative liability extinguished on conversion	$1,980,606	$-
Common stock issued for accrued interest conversion	$16,344	$-
Debt resulted from cancellation of conversion	$21,725	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the nine months ended September 30, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Revenue Recognition

“ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.”

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2017 classifications.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from operations of $1,843,139 for the nine months ended September 30, 2018 and $4,269,673 for the year ended December 31, 2017, and had an accumulated deficit of $13,155,170 at September 30, 2018. In addition, the Company used cash in operating activities of $500,646 for the nine months ended September 30, 2018. The Company will continue to incur costs that are necessary for it to remain an active public company. As of September 30, 2018, the Company has approximately $8,000 in cash.

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

There are significant risks and uncertainties which could negatively affect the Company's operations. These are principally related to (i) the absence of a distribution network for the Company's products, (ii) the absence of any significant commitments or firm orders for the Company's products. The Company's limited sales to date for the Company's products make it impossible to identify any trends in the Company's business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future. Furthermore, if our current indebtedness is not restructured or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out,

The Company's only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company's operations through the issuance of securities.

An event of default exists under our April Note, July Note, July Note #2 ,September Notes #1 and #2 and the Promissory Note.

The Company was unable to repay amounts due for the April Note, July Note, July Note #2 and September Notes #1 and #2 In addition, the Company did not make two of the progress payments due under the Promissory Note. The inability to repay represents an event of default. The holders of the notes have not declared a default. If they were to do so, however, they would be entitled to immediate payment of amounts far in excess of our ability to pay. Under the worst scenario, a declaration of default by the holders of the April Note, July Note and July Note #2 could result in a liquidation of the Company and elimination of any value in our common stock.

The condensed CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Intangible Assets

The following are the details of intangible assets at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
License	$996,346	$996,346
Trademarks	12,480	10,530
	1,008,826	1,006,876
Less accumulated amortization	(326,253)	(251,194)
	$682,573	$755,682

Amortization expense for the nine months ended September 30, 2018 and 2017 was $75,059 and $74,726, respectively.

The following summarizes estimated future amortization expense as of September 30, 2018 related to intangible assets:

Year Ending December 31,
2018	$25,220
2019	100,783
2020	100,783
2021	100,783
2022	100,783
Thereafter	254,221
$682,573

NOTE 4 – Due from Related Parties/Due to Related Parties

The Company has balances outstanding due from and payable to affiliated companies and related parties.  These amounts are payable upon demand and are non-interest bearing.  At September 30, 2018 and December 31, 2017, the amounts due from related parties were $32,390 and $11,890, respectively.  At September 30, 2018 and December 31, 2017, the amounts due to related parties were $536,028 and $392,037, respectively.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Note Payable

The Company entered into a merchant agreement on May 21, 2018. Total payments for the note payable is $40,470, which included $28,500 principal payment and $11,970 interest payment. The note payable requires daily payments of $165, is due on May 21, 2019. The outstanding balance was $18,184 and $0 at September 30, 2018 and December 31, 2017, respectively. The loan is secured by the assets of the Company as defined by Article 9 of the Uniformed Commercial Code and a personal guaranty. The interest rate is 42% per annum.

The Company entered into a 90 day Secured Convertible Note with Bridgepoint Capital, LLC on August 10, 2018 in the principal amount of $50,000, with no interest accruing. The note is secured by a guaranty from an unrelated individual. At any time, the principal amount of the note may be converted into any funding or other agreement contemplated at a near future date between the note holder and the Company. The Convertible Note contained an original issue discount of $2,500. For the nine months ended, $1,417 was amortized.

On July 10, 2018, the Company entered into a one year Unsecured Promissory Note in the principal amount of $50,000, with an interest rate of 30% per annum. Five progress payments of $5,000 was due beginning on August 10, 2018. The Company did not make the progress payments due on August 10, 2018 and September 10, 2018. As such, this Promissory Note is in default. However, the Holder of the Promissory Note has not declared a default.

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

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $784,091 and $1,288,138 at September 30, 2018 and December 31, 2017 respectively, with a derivative liability totaling $2,265,750 and $897,968 at September 30, 2018 and December 31, 2017, respectively, which are categorized as Level 3.

The related loss on change in fair value of derivatives totaled $3,028,388 for the nine months ended September 30, 2018 and a related gain on the change in fair value of derivatives of $112,416 for the nine months ended September 30, 2017.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Derivative liabilities

During the nine months ended September 30, 2018, the Company identified conversion features embedded within its convertible debt.

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

The FV of the derivative liabilities was calculated using a Black-Scholes valuation model.

The FV of the Company's derivative liabilities at and during the nine months ended September 30, 2018 is as follows:

Derivative liability balance, December 31, 2017	$897,968
Debt Discount	320,000
Derivative liability related to debt converted into common shares	(1,980,606)
Change in derivative liability	3,028,388
Derivative liability balance, September 30, 2018	$2,265,750

The FV's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the nine months ended September 30, 2018:

Risk free rate	1.96% - 2.38%
Volatility	289%
Conversion/Exercise Price	$0.0016 - $.0093
Dividend rate	0%
Term (Years)	0.06 - 0.52

The carrying amounts of the Company's cash, accounts payable and accrued expenses approximate their estimated FVs due to the short term maturities of those financial instruments. The Company believes the carrying amount of its promissory note, net of discount approximates its FV based on rates and other terms currently available to the Company for similar debt instruments.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Financing Agreement and Convertible Debentures

8% Promissory Note

On July 5, 2017, the Company issued an 8% unsecured Promissory Note ("July Note") in the amount of $220,000, with an Original Issue Discount of $20,000 and Debt Issuance Costs of $20,000 to an accredited investor. This promissory note was originally due and payable on January 6, 2018, plus the one-time interest charge of on the principal of 8%. The holder has the right to convert all or any part of the outstanding amount due under this Note into fully paid and non-assessable shares of Common Stock upon an event of default. The Company was assessed a penalty of $37,520 under Section 2(b) of the July Note where upon the occurrence of any event of default, the outstanding balance shall immediately and automatically increase to 120% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, the Company was assessed a penalty of $10,000 under section 3(b)(iv) of the July Note where a penalty is assessed when the price of common stock is less than $0.01.

In connection with the July Note, the Company granted 85,000 shares of Common Stock to the investor as inducement shares. These shares were issued on February 5, 2018. These Common Stock were valued at the market share price of $0.739 per share and recorded interest expense of $62,815.

On January 17, 2018, the Company entered into an agreement with the holder to amend terms of the July Note. The due date of the July Note was amended to February 6, 2018 from the original due date of January 6, 2018, In exchange for the amendment the Company delivered 300,000 shares of Common Stock. These Common Stock were valued at the market share price of $0.085 per share and recorded interest expense of $25,500. If, on the date that is the six-month anniversary of the date of the second amendment ("True-Up Date"), the volume weighted average price of the Common Stock on the day immediately preceding the True-Up Date as reported on the Company's Principal Market is less than the closing price of the Common Stock on the date of the second amendment, the Company shall, within three trading days of the holder's provision of written notice, issue and deliver an additional number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to the quotient of $25,000 divided by the subsequent share price multiplied by 1.5, less the extension shares. As of July 31, 2018 (six month anniversary), the estimated number of shares to be issued is approximately 1,074,000 with a fair value of approximately $7,500 using the stock price on July 31, 2018.

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

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other

The Company was unable to repay amounts due for the April Note, July Note, July Note #2 and September Notes #1 and #2 that were issued during the year ended December 31, 2017 . The inability to repay represents an event of default. The holders of the notes have not declared a default.

The Holder of the September Note #2 assessed a $12,000 penalty under Section 1.2(c) of the September Note #2 where the Company is assessed a penalty of $1,000 per day if delivery of Common Stock is not delivered within three business days after receipt of conversion notice.

During the quarter ended September 30, 2018 seven Note Holders converted their unsecured convertible notes payable into common stock. The conversion prices range from 50% to 75% multiplied by the:

•	Average of the two lowest trading prices of the common stock during the 10 trading day period;
•	Average of the lowest trading price of the common stock for the 20 prior trading days;
•	Lowest trading price of the common stock for the 20 prior trading days;
•	Lowest trading price of the common stock for the 15 prior trading days;
•	Average of the 3 lowest bids of the common stock for the 5 prior trading days;
•	Lowest sales price for the common stock for the 20 prior trading days;
•	Average of the three lowest closing bids in the five days immediately preceding the conversion date.

The balance of the convertible notes, net of discounts was $725,069 and $781,901 at September 30, 2018 and December 31, 2017, respectively. Amortization of debt discount was $780,632 for the nine months ended September 30, 2018.

PURA NATURALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - Equity

Common Stock

During the nine months ended September 30, 2018 the Company issued;

•	257,012,037 shares of Common Stock, to settle conversions of $895,567 of principal amounts of convertible notes, $16,344 in accrued interest and $7,350 in fees.
•	300,000 shares valued at $25,500 for extension of due date for the July Note;
•	83,333 shares for $5,000 cash;
•	200,000 shares valued at $32,400 for employment agreement

Stock Options

For the nine months ended September 30, 2018, 1,000,000 options were granted, none were exercised or forfeited. The Company's outstanding and exercisable options as of September 30, 2018 are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractural Life	Aggregate Intrinsic Value
Outstanding. December 31, 2017	7,193,750	$0.001	4.58	$-
Granted	1,000,000	0.001		-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding. September 30, 2018	8,193,750	$0.001	3.92	$-

Exerciable and vested at September 30, 2018	2,291,250	$0.001	3.81	$18,700

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

The total value of the options was $161,701, of which $40,425 was expensed as payroll costs for the nine months ended September 30, 2018.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $220,728 and $180,303, during the nine months ended September 30, 2018 and September 30, 2017, respectively. At September 30, 2018, the unamortized stock option expense was $180,303 which will be amortized to expense through June 30, 2019.

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

The following summarizes estimated future lease expense as of September 30, 2018 related to the office:

Years Ending September 30,	Amount
2019	$31,448
2020	-
2021	-
2022	-
2023	-
Thereafter	-
$31,448

NOTE 11 - CONCENTRATIONS

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

As of September 30, 2018 one customers accounted for 24%, one customer accounted for 18% ,one customer accounted for 11% of accounts receivable.   As of December 31, 2017 one customers accounted for 30%, one customer accounted for 14% and one customer accounted for 15% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payable, as follows:

As of September 30, 2018 one vendor accounted for 17% of accounts payable. As of December 31, 2017, one vendor accounted for 10% or more of the Company's accounts payable.

NOTE 12 – SUBSEQUENT EVENTS

On October 8, 2018 the Company issued two unsecured convertible notes payable for $100,000 for cash and $200,000 for advertising services. Interest rates are 8% per annum for the cash note and 0% per annum for the advertising services note and with a due date of April 8, 2019. The Holders shall have the right, in their sole and absolute discretion, at any time after the maturity date to convert all or any part of the outstanding amount due under the Notes into fully paid and nonassessable shares of Common Stock. The conversion prices for two convertible notes is the lower of 80% multiplied by the lowest trading prices of the common stock during the 5 trading day period on ending on the latest complete Trading Day prior to the conversion or $0.0065. The conversion price on one note is 90% multiplied by the lowest trading prices of the common stock during the 5 trading day period on ending on the latest complete Trading Day prior to the conversion The Company may prepay the any amounts outstanding to the holders on or before the maturity date of the convertible note by making a cash payment of 125% of the prepayment. The Company may prepay the any amounts outstanding to the holders after the maturity date of the convertible note by making a cash payment of 140% of the prepayment.

Subsequent to September 30, 2018, Robert Doherty, Robert Switzer, Derek Duhame and Daniel Kryger converted deferred salary accrued interest in the amount of $187,500 was converted into 50,000,000 shares of the Company’s common stock.

Subsequent to September 30, 2018, convertible debt in the amount of $172,947 plus accrued interest totaling $3,118 and $750 in fees were converted into 81,742,316 shares of the Company’s common stock.

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

Due to the formulation of the foam and product attributes, its durability, oil absorbing and antibacterial properties, we believe our cleaning sponge technologies surpass the industry's standard for foam and wood cellulose products. Thus, we plan to introduce new products using our foam technologies that will target industries in which we have never before held a market share. In this regard, we plan to introduce our infused sponge products to the outdoor, automobile, equine, and furniture industries to reach new customers and to increase our overall market share of the cleaning products market during 2018.

In March, 2018, a new line of health and beauty products with Cannabidiol ("CBD") and hemp seed oils was launched in the expanding industry surrounding the benefits of CBD oils in topical applications.

	Nine Months Ended,
Sales by Product Line:	September 30, 2018	September 30, 2017
Household and Kitchen	$101,083	$262,177
Health and Beauty	189,024	113,556
Marine Products	11,751	12,051
	$301,858	$387,784

Recent Events

Cicero Consulting Group

Pura Naturals entered into a consulting agreement with Cicero Consulting Group ("Cicero"), Joe Abrahams and Michael Woloshin. Cicero is strategic consulting firm with a deep functional understanding of industries with extensive reach to business leaders. Cicero support companies in important decisions on strategy, operations, acquisitions, marketing and technology. Joe Abrahams has joined our Advisory Board.

New Products

Pura Naturals is working with a scrubber supplier on a new scrub pad for the heavy duty and professional product lines. Samples with two versions of a scrubber were made and are under evaluation. The new scrubbers will be more durable and longer lasting then the current walnut based scrubber.

Distribution

Pura Naturals is in the final stages of qualification with a major distribution company in the Midwest.

Launch of the Grease Beast Product Line

In May, 2018 a new line of cleaning products was launched, the Grease Beast Product Line. Pura Naturals launched the Grease Beast product line to highlight the unique grease attracting and cleaning capability of the BeBetterFoam.  A dedicated marketing director and sales staff were brought on board for the new product line.  The line was officially launched at the National Hardware Show in Las Vegas.  Since the launch, the Grease Beast product line has been evaluated and approved by Ace Hardware, True Value, Orgill, Blains, Tractor Supply, and is on the shelf at Ingles grocery stores. Home Depot has approved the product for sale on homedepot.com.

The Grease Beast line is under evaluation by a major hardware store chain in New Zealand and a major medical supply company. Additional meetings are scheduled for the fourth quarter with a large hardware chain for product evaluation and store placement.

Amazon

Pura Naturals increased its on line presence by expanding the products offered on Amazon from six to eight products.  Pura has seen steady growth of sales on Amazon and expects this to continue. The Grease Beast product line will be available on Amazon by the end of the fourth quarter of 2018.

Medical Supply

Pura Naturals presented and discussed our product line with a major supplier to the medical industries (hospitals). The nature of our product and the absorbance properties lend strong attributes to the cleaning of various medical devices and facilities. Private label branding is being discussed.

Pura Marine

Pura Marine attended and displayed / sold products at the Newport Beach, California Boat show.  The show was very successful with over 40 starter kits sold and multiple other products sold.  The Marine division is building a loyal customer base and the Fisherman Cleansing bar is gaining sales momentum with the Fisherman Cleansing bar placed at over 20 bait and tackle shops.  Products are also sold at two major fuel docks in Los Angeles County.  Anglers Chronicles strategic relationship is growing and support continues during airings on cable television weekly. The fuel bib product is under evaluation by a major trucking company as a method for avoiding fuel spills on trucks while in transit.

CBD Product Line

A new product line of hemp derived CBD products was developed and is in the final stage of preparations for launching..  Products include sponge infused face products and bars of soap. Additionally, a partnership was formed with Noreen Taylor of The Organic Face make-up line and Pura Naturals.  Under a new brand, Pura is launching a new make-up line infused with hemp derived CBD.

Pura Naturals is in negotiations with a major supplier in the CBD arena on a potential joint venture. The partner company has a major retail and on line presence and is looking at private labeling our CBD infused products. All sales and marketing will be handled by the partner company with Pura Naturals providing the manufacturing and technology. Product line expansion conversation are underway.

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

Our executive offices are located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630, telephone (855) 326-8537.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

	Three Months ended September 30,
	2018	2017	Dollar Change	Percentage Change
Sales	$156,486	$221,334	$(64,848)	$-29.30%
Cost of Goods Sold	72,277	206,265	(133,988)	-64.96%
Gross Profit	84,209	15,069	69,140	458.83%
OPERATING EXPENSES
Selling expenses	154,472	15	154,457	1029712.90%
General and administrative	450,362	1,084,193	(633,831)	-58.46%
Total Operating Expenses	604,834	1,084,208	(479,374)	-44.21%
LOSS FROM OPERATIONS	(520,625)	(1,069,139)	548,514	-51.30%
OTHER INCOME (EXPENSES)
Interest (expense)	(303,106)	(666,884)	363,778	-54.55%
Gain on debt extinguishment	-	(265)	265	-100.00%
Change in fair value of derivative liabilities	(2,567,099)	41,286	(2,608,385)	-6317.84%
Net Loss	$(3,390,830)	$(1,695,002)	$(1,695,828)	$100.05%

During the three months ended September 30, 2018, we incurred a net loss of $3,390,830 compared to a net loss of $1,695,002 for the three months ended September 30, 2017.

Sales decreased to $156,486 during the three months ended September 30, 2018 as compared to $221,334 during the three months ended September 30, 2017.

The decrease in sales was due to a loss of certain customers, lack of brand awareness and market acceptance of the Company's products, offset by an increase in sales to Amazon. The changes being implemented involve tactics and strategies to engage consumers and build brand awareness. We continue to reevaluate our distribution model to focus on a more effective and efficient strategic model to grow sales and increase shareholder value.  We anticipate this strategy will improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

To advance this strategy, the Company also has retained commission based sales personnel with specific skills to further promote the Company's products.

Cost of goods sold for the three months September 30, 2018 was $72,277 a decrease of $133,988 or 64.96% from $206,265 for the three months ended September 30, 2017 period.  The decrease in cost of goods was due to the decrease in sales, increased efficiency in manufacturing, offset by a write down in inventory of approximately $37,000.  Cost of goods sold as a percentage of sales was 46.18% for the three months ended September 30, 2018 compared to 93.19% for the three months ended September 30, 2017.

Selling expense increase to $154,472 during the three months ended September 30, 2018, an increase of $154,457 from $15 for the three months ended September 30, 2017. This increase was due to costs incurred from Amazon Marketplace and the expensing of the value of stock given to three consultants to strengthen product claims and/or related product literature.

There have been fluctuations in certain expenses in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. In the three months ended September 30, 2018, general and administrative expenses decreased $633,831 for the three months ended September 30, 2018 as compared to the comparable prior period mainly due to the following changes:

	2018	2017	Change
Payroll and payroll related expense	$336,382	$485,809	$(149,427)
Overhead allocation	30,000	30,000	-
Amortization expense	25,224	24,908	316
Insurance	15,731	9,237	6,494
Printing and Reproduction	3,235	8,313	(5,078)
Professional fees:	-	-	-
Accountants	6,000	11,005	(5,005)
Edgar preparation	-	32,042	(32,042)
Media/Website	6,946	53,064	(46,118)
Legal	-	15,428	(15,428)
Investor and public relations	29	38,247	(38,218)
OTC Marketplace	-	438	(438)
Transfer Agent	850	13,519	(12,669)
Business consultants	50	-	50
Samples	-	6,059	(6,059)
Other General and administrative expense	25,915	356,124	(330,209)
	$450,362	$1,084,193	$(633,831)

 Payroll decreased by $149,427 from $485,809 for the three months ended September 30, 2017 to $336,382 for the three months ended September 30, 2018 due to the following:

•	A reduction in the expensing stock granted for services;

•	A reduction in the payroll allocation from a related party.

Insurance expense increased by $6,494 from $9,237 for the three months ended September 30, 2017 to $15,731 for the three months ended September 30, 2018 due to changes in insurance rates.

The above increases were offset by:

•	A decrease in printing and reproduction of $5,078 was due to a reduced need for labels and promotional material;

•	Accounting and auditing expense decreased by $5,005 due to the retention of additional accounting staff and less time required by the independent auditors in previous period due to the transition of audit firms.

•	Media/website expense decrease by $46,118 due to completion of the engagement surrounding the Company's website and digital market place work on the Company's website was completed.

•	Investor and public relations decreased by $38,218 due to non-renewal of contracts and a reduction in investor and public relations activity due to the lack of funds.

Interest expense decreased by $363,778 for the three months ended September 30, 2018 to $303,106 from $666,884 for the September 30, 2017 due to a reduction in the amortization of debt discount and interest accrual for the convertible debt.

Loss on the change in fair value of derivative liabilities increased to $2,567,099 for the three months ended September 30, 2018 as compared to a gain of $41,286 for the comparable prior period due to the fair value adjustments in connection with the convertible notes.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months ended September 30,
	2018	2017	Dollar Change	Percentage Change
Sales	$301,858	$387,784	$(85,926)	-22.16%
Cost of Goods Sold	164,959	312,822	(147,863)	-47.27%
Gross Profit	136,899	74,962	61,937	82.63%
OPERATING EXPENSES
Selling expenses	245,372	11,479	233,893	2037.57%
General and administrative	1,734,666	2,056,491	(321,825)	-15.65%
Total Operating Expenses	1,980,038	2,067,970	(87,932)	-4.25%
LOSS FROM OPERATIONS	(1,843,139)	(1,993,008)	149,869	-7.52%
OTHER EXPENSES
Interest (expense)	(957,959)	(858,318)	(99,641)	11.61%
Gain on debt extinguishment	-	42,855	(42,855)	-100.00%
Change in fair value of derivative liabilities	(3,028,388)	112,416	(3,140,804)	-2793.91%
Net Loss	$(5,829,486)	$(2,696,055)	$(3,133,431)	116.22%

During the nine months ended September 30, 2018, we incurred a net loss of $5,829,486 compared to a net loss of $2,696,055 for the nine months ended September 30, 2017.

Sales decreased to $301,858 during the nine months ended September 30, 2018 as compared to $387,784 during the nine months ended September 30, 2017. The decrease in sales was due to a loss of certain customers, lack of brand awareness and market acceptance of the Company's products, offset by an increase in sales to Amazon. The changes being implemented involve tactics and strategies to engage consumers and build brand awareness. We continue to reevaluate our distribution model to focus on a more effective and efficient strategic model to grow sales and increase shareholder value.  We anticipate this strategy will improve sales and free up limited resources to be repurposed towards the integration of more effective sales channels.

To advance this strategy, the Company also has retained commissioned sales personnel with specific skills to further promote the Company's products.

The Company continues to review its sales and marketing strategies.  The sales and gross profit over the last few quarters, resulted from the reliance on an ineffective sales distribution model defined by inelastic price points and slow brand recognition and engagement.  The Company continues to integrate a direct to consumer model which will incorporate digital marketing and media to effectively promote our products directly towards our targeted demographics. The Company continues to separate and defined our products by product line for better market segmentation. In addition, several products in our Home and Health & Beauty lines are being rebranded to deliver more consumer appeal and benefit. We hope this model will dramatically improve our capacity to best achieve our goals of telling the Pura story to the right consumers yielding a higher conversion rate with a greatly reduced cost of acquisition.  Furthermore, we have embarked on the support of a few key strategic marketing partners with proven expertise in creating brand awareness, product positioning and consumer engagement strategies and tactics to reach our near-term growth and profitability objectives.

Cost of goods sold for the nine months ended September 30, 2018 was $164,959 a decrease of $147,863 or 47.27% from $312,822 for the nine months ended September 30, 2017 period.  The decrease in cost of goods was due to the decrease in sales, increased efficiency in manufacturing, offset by a write down in inventory of approximately $37,000.  Cost of goods sold as a percentage of sales was 54.65% for the nine months ended September 30, 2018 compared to 80.67% for the nine months ended September 30, 2017.

Selling expenses for the nine months ended September 30, 2018 was $245,372 an increase of $233,893 from $11,479 for the nine months ended September 30, 2017.  The increase was due to the expensing of the value of stock given to two consultants to strengthen product claims and/or related product literature and expenses incurred for sales to the Amazon Marketplace.

General and administrative expenses for the nine months ended September 30, 2018 were $1,734,666 a decrease of $321,825 from $2,056,491 for the nine months ended September 30, 2017.

General and administrative expenses decreased $321,825 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the following changes:

	Nine months ended September 30,
	2018	2017	Change
Payroll and payroll related expense	$1,101,321	$1,024,058	$77,263
Overhead allocation	80,000	90,000	(10,000)
Amortization expense	75,060	74,726	334
Insurance	44,177	33,169	11,008
Printing and Reproduction	13,859	21,193	(7,334)
Professional fees:
Accountants	32,613	112,755	(80,142)
Edgar preparation	3,000	33,067	(30,067)
Media/Website	18,466	115,548	(97,082)
Legal	149,298	31,859	117,439
Investor and public relations	47,092	82,077	(34,985)
OTC Marketplace	6,500	438	6,062
Transfer Agent	6,510	18,557	(12,047)
Business consultants	3,050	8,431	(5,381)
Samples	20,546	9,255	11,291
Other General and administrative expense	133,174	401,359	(268,185)
	$1,734,666	$2,056,492	$(321,826)

Payroll increased by $77,263 from $1,024,058 for the nine months ended September 30, 2017 to $1,101,321 for the nine months ended September 30, 2018 due to the following:

•	Salary accrual, expensing of stock options and stock awards granted in accordance with the employment agreements to certain management individuals and a member of the Board of Directors;

•	Expensing stock granted for services;

These expenses were offset by a decrease in the payroll allocation from a related party.

The overhead allocation from AirTech decreased $10,000 from $90,000 for the nine month period ended September 30, 2017 to $80,000 for the nine months ended September 30, 2018 as the Company is assuming additional responsibilities in-house.

Insurance expense increased $11,008 to $44,177 for the nine months ended September 30, 2018 from $33,169 due to a increase in premiums.

Printing and reproduction expense decreased by $7,334 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the less printing services required for the Company's new and existing products.

Accounting expenses decreased $80,142 from $112,755 for the nine months ended September 30, 2017 to $32,613 for the nine months ended September 30, 2018 due to the retention of additional accounting staff, less time required by the independent auditors due to the transition of audit firms and a reduction in additional audit services.

Media/website expense decrease $97,082 from $115,548 for the period ended September 30, 2017 to $18,466 for the period ended September 30, 2018 due to completion of the engagement surrounding the Company's website and digital market place work on the Company's website was completed.

Legal expenses increased $117,439 from $31,859 for the nine months ended September 30, 2017 to $149,298 for the nine months ended September 30, 2018 due to the application for and defense of the Company's trademarks and continued activity in the lawsuit with the former CEO.

Business consultant expenses decreased by $5,381 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the services being performed in-house.

Samples expenses increased by $11,291 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the Company's effort to increase brand awareness by offering samples of products at trade events.

Interest expense increased to $957,959 for the nine months ended September 30, 2018 as compared to $858,318 for the nine months ended September 30, 2017 due to interest accrual and amortization of debt discount for the convertible debt.

Gain on debt extinguishment decreased by $42,855 from $42,855 during the nine months ended September 30, 2017 to 0 for the nine months ended September 30, 2018. This was due to the settlement of the related party note payable.

Derivatives loss increased $3,140,804 to $3,028,388 for the nine months ended September 30, 2018 as compared to derivative income of $112,416 for the nine months ended September 30, 2017 due to the fair value adjustments in connection with the convertible notes and in the current three month period.

Liquidity and Capital Resources

As of September 30, 2018, we had $8,010 in cash as compared to $67,422 at December 31, 2017.

At September 30, 2018, we had current assets of $249,999 and current liabilities of $5,134,822 resulting in a working capital deficit of $4,884,823 as compared to current assets of $360,256 and current liabilities of $2,692,237, resulting in a working capital deficit of $2,331,981 at December 31, 2017.

The net cash used on our operations was $500,646 during the nine months ended September 30, 2018, compared to $1,284,725 during the nine months ended September 30, 2017 period.

At September 30, 2018, we had stockholders’ deficit of approximately $4,202,000 as compared to a deficit of approximately $1,576,000 at December 31,2017.

The net cash used in operating activities was partially offset by the following non-cash activities:

Amortization of intangible assets	$75,059
Amortization of debt discount and original issue discount	780,632
Change in fair value of derivative instruments	3,028,388
Fair value of options vested	220,728
Common stock issued for services	32,400
Common shares issued for convertible note due date extension	25,500
Increase in convertible notes due to penalties	59,520
Prepaid expenses and other current assets	108,696
Accounts payable	168,891
Due to related parties	143,991
Accrued expenses	742,886
$5,386,691

Cash flows used in investing activities were $1,950 during the nine months ended September 30, 2018 compared to $5,705 for the nine months ended September 30, 2017.  The change is principally due to a decrease in payment for intangible assets.

Cash flows provided by financing activities were $443,184 and $1,285,894 during the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively.  The decrease in cash provided by financing activities is due to a reduction in the sale of common stock, a reduction in the issuance of convertible debt, offset by the issuance of a note payable..

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

Note Payable

The Company entered into a merchant agreement on May 21, 2018. Total payments for the note payable is $40,470, which included $28,500 principal payment and $11,970 interest payment. The note payable requires daily payments of $163, is due on May 21, 2019. The loan is secured by the assets of the Company as defined by Article 9 of the Uniformed Commercial Code and a personal guaranty. The interest rate is 42% per annum.

The Company entered into a 90 day Secured Convertible Note with Bridgepoint Capital, LLC on August 10, 2018 in the principal amount of $50,000, with no interest accruing. At any time, the principal amount of the note may be converted into any funding or other agreement contemplated at a near future date between the note holder and the Company. The Convertible Note contained an original issue discount of $2,500. For the nine months ended, $1,417 was amortized.

On July 10, 2018, the Company entered into a one year Unsecured Promissory Note in the principal amount of $50,000, with an interest rate of 30% per annum. Five progress payments of $5,000 was due beginning on August 10, 2018. The Company did not make the progress payments due on August 10, 2018 and September 10, 2018. As such, this Promissory Note is in default. However, the Holder of the Promissory Note has not declared a default.

To date, our operations have not generated any profits.  We have funded our operating to date through the sales of common stock and issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We anticipate sales will increase in the fourth quarter of 2018.  As such, our anticipated cash needs to fund operations and pay our notes for the next 12 months is approximately $500,000.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. We consider the following accounting policy to be the most critical going forward:

Basis of Presentation - The Company’s financial statements for the year ended December 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

Estimates - The preparation of financial statements required us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we will evaluate our accounting policies and disclosure practices as necessary.

Revenue Recognition - “ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.”

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures   –   As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a15(e)) as of September 30, 2018, are not effective, due to lack of segregation of duties and ineffective controls over period end financial disclosures and reporting processes, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 2018, a Petition to Cancel Trademarks (Registration Numbers 5228749, 5156967, and 5228748) was filed by Nxt Generation Pet, Inc. against the Company in the United States Patent and Trademark Office, Trademark Trial and Appeal Board (Petition 92068609). On or about July 4, 2018, the Company filed an Answer to the Petition denying the allegations made in the Petition and asserted several affirmative defenses therein. The Company has hired local counsel to handle the proceedings. The matter is in a very early stage of litigation with the parties exchanging initial discovery requests.  The Company is unable to fully assess the likelihood of success of the Petition at this time, though the Company intends to vigorously defend the trademarks that were duly awarded by the United States Patent and Trademark office to the Company and to pursue remedies in favor of the Company as against Nxt Generation Pet, Inc.  The status of the case has not demonstrably changed since the filing of the Form 10-Q for the quarter ended June 30, 2018.

The arbitration proceeding involving the prior Chief Executive Officer of the Company, James Kordenbrock, remains open. The status of the case has not demonstrably changed since the filing of the Form 10-Q for the quarter ended June 30, 2018.

The Company recently become aware of a lawsuit that was filed in Hawaii entitled Yen, et al. v. Advanced Innovative Marketing, Inc., et al., in which the Company was named. The Company believes there is no merit whatsoever to the allegations therein and has been named with no basis in fact or law.  The Company has hired local counsel in Hawaii to represent the Company with the anticipation that the Company will be dismissed accordingly.

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

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

The above issuances in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT NUMBER

10.21	Employment Agreement between Pura Naturals, Inc and Daniel Kryger
10.22	Convertible Secured Redeemable Note Due Twelve Months After Issuance Date dated December 18, 2017, by and between GS Capital Partners, LLC and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.23	Securities Purchase Agreement dated February 8, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc.(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.24	Convertible Promissory Note Dated February 8, 2018, Due November 20, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.25	Convertible Promissory Note Dated March 5, 2018, Due December 15, 2018, by and between Geneva Roth Remark Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.26	Convertible Redeemable Note , Due Twelve Months After Issuance Date Dated March 6, 2018, by and between ONE44 Capital, LLC and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.27	Securities Purchase Agreement dated March 6, 2018, by and between ONE44 Capital LLC Holdings, Inc and PURA Naturals, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
10.28*	Loan agreement dated May 21, 2018 by and between Strategic Funding and PURA Naturals, Inc.
10.29*	Loan agreement dated July 10, 2018 by and between Julie Morton and PURA Naturals, Inc.
10.30*	Convertible Promissory Note Dated August 10, 2018, Due November 10, 2018, by and between Bridgepoint Capital, LLC and PURA Naturals, Inc.
10.31*	Convertible Promissory Note Dated October 8, 2018, Due April 8, 2019, by and between Joseph W & Patricia G Abrams Family Trust dtd 3/15/95 and PURA Naturals, Inc.
10.32*	Securities Purchase Agreement dated October 8, 2018, by and between Joseph W & Patricia G Abrams Family Trust dtd 3/15/95 and PURA Naturals, Inc.
10.33*	Convertible Promissory Note Dated October 8, 2018, Due April 8, 2019, by and between Michael Woloshin and PURA Naturals, Inc.
10.34*	Securities Purchase Agreement dated October 8, 2018, by and between Michael Woloshin and PURA Naturals, Inc.

21.1*	Subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No	Title of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2018.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty , Principal Executive Officer

By:	/s/ Akio Ariura
Akio Ariura , Chief Financial Officer

