Form 10-K
period 2018-12-31
PURA NATURALS, INC.
filed 2019-07-24
CIK 1501257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of July 10, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $1.68 million.

The number of shares outstanding of each of the issuer's classes of common stock, as of July 10, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	885,838,833

PURA NATURALS, INC.

TABLE OF CONTENTS

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	15

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	31
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	33
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	34
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accounting Fees and Services	46
PART IV
Item 15.	Exhibits, Financial Statement Schedules	47
SIGNATURES		48
FINANCIAL STATEMENTS		F-1

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K for the year ended December 31, 2018, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company's or its industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Sales by Product Line:	Twelve Months Ended,
December 31, 2018
Household and Kitchen	$127,970
Health and Beauty	235,023
Marine Products	14,053
$377,046

Recent Developments

Business Developments

The Pura Naturals relabeling effort began in October and continues per customer and product. We relabeled the charcoal and tea tree oil face slices and have seen sales increase four fold since the implementation in October. We recently completed a line review with Target and will continue supplying products. We changed from a three pack to a two pack with a new label and the product was moved from the peg area to the traditional dump bin segment where other similar products are sold. The relocation of the product will increase the exposure for consumers. As of July 6, the changes has led to an approximate 3 fold increase in sales.

Grease Beast branded products

The Grease Beast product line was launched at the National Hardware show in May 2018. Since the launch, the brand has gained worldwide acceptance with over 293 locations in 32 States and 4 foreign countries for companies such as Ingles, ACE and True Value Hardware stores and hardware store distributor Orgill. The initial product launch was with 4 SKUs and has grown to over 24 SKUs with multiple pack size options and is currently offered on Homedepot.com.

The Company was recently approved as a vendor to sell the Company’s Grease Beast scrub pad line of products over the Lowes.com platform. The Company expects to have the Grease Beast products live and available for purchase through www.lowes.com on or before July 31, 2019.

The Company is in discussions with Menards® and expects to begin to receive orders for the Company’s Grease Beast scrub pad line of products within the time period of a month. According to their website, Menards® is a family-owned company started in 1958 and headquartered in Eau Claire, Wisconsin. They have more than 300 home improvement stores located in Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Wyoming. More information can be found at www.menards.com

The Company was recently approved as a vendor and shipped the initial order from Mitre 10 for the Company’s Grease Beast scrub pad line of products. According to their website, Mitre10 has been a part of New Zealand’s home improvement culture since 1974. They are New Zealand’s largest home improvement and garden retailer and continue to grow through both share of market and number of stores. Their trade business is also steadily growing with more and more trade professionals seeking to partner with them. To support this trade expansion they have expanded their supplier network in both New Zealand and overseas, steadily building upon their competitive advantage, great pricing and increased range for customers. Further information about Mitre 10 can be seen at https://www.mitre10.co.nz

The Company is advancing the sales reach for the Company Grease Beast scrub pad line of products through further on-line platforms and retail outlets. The Company attended the Orgill Dealer Market Show in Orlando, Florida in February as an approved vendor, achieving the most sales orders from any trade show yet for the products, and walked away with many new opportunities for further sales through Orgill, a distributor to over 7,000 hardware and home improvement stores worldwide.

The Company attended the Ace Hardware Show in Orlando, Florida as an approved vendor. This is the Company’s second show with Ace and product acceptance continued with 35 additional Ace store locations and reorders from existing store locations. A strong international interest was shown towards the entire product line. Inquiries from Australia (700 stores), South Africa (170 stores), Guatemala (17 stores) and additional stores in New Zealand. The ACE international representative will showcase the Grease Beast to the international clients.

The Grease Beast product line will soon be made available on ACENET Direct, ACE’s on line platform. ACENET Direct allows every ACE store to research and purchase the Grease Beast product line. This will expose the product line to over 5000 stores in the United States and over 400 stores internationally.

The Company was asked to return and attended the National Hardware Show in Las Vegas, Nevada May 7- 9. The Company launched the Grease Beast scrub pad products at the same show just last year. A bigger booth was scheduled and the Grease Beast branded products were placed through a “new product” challenge competition. The show was very successful with multiple sales representative groups seeking to represent our products and over 30 active leads from store chains to private label opportunities. Samples are being sent to two large distribution companies, one in Japan and one in South Korea.

A new heavy duty durable scrubber product line is planned for the end of the fourth quarter. The product line is badged the Grease Beast Pro line targeting industrial applications such as restaurants, hospitals and any industrial application requiring heavy duty scrubbing.

Private Label Sales and Manufacturing

The Company's bio-degreaser private label partnership with Laguna 3P continues with anticipated sales to police departments across the USA.  The Company has been contacted by a major barbeque related product supplier to private label the Grease Beast degreaser.  Three additional products are under development for a complete suite of products for private labeling.

Amazon

Pura Naturals strongly believes in on line sales and developed a detailed strategy to increase it's on line presence by expanding the products offered on Amazon from six to eight products and create incentive to purchase multiple products.  The Company has seen steady sales growth on Amazon, with sales increasing and we anticipate this trend to continue.  The Grease Beast product line was offered on Amazon the end of the third quarter. Three additional products are scheduled to be offered on Amazon in the next two months, a Grease Beast grill cleaning kit, an oil tray capture system with oil absorbing pads and a new Grease Beast outdoor cleaning bar.

Health and beauty “Tru + Pure” branded products

A new product line of hemp derived CBD products was developed and launched under the Tru +Pura brand.  Products include sponge infused face products and bars of soap. Additionally, a partnership was formed with Noreen Taylor of The Organic Face make-up line and Pura Naturals.  Under a new brand, Pura is launching a new make-up line infused with hemp derived CBD. Discussions are underway with a major distribution network to private label the CBD cleansing line, make-up line and create a bar soap line.

The Company expects to launch the brand within the next 2 months as a retail brand with distribution. In addition, the Company has had initial discussions through Company representatives with large scale distributors emphasizing multi-level marketing sales platforms to private label all the Company’s health and beauty products containing CBD.

Pura Marine

Pura Marine attended and displayed / sold products at the Newport Beach, California Boat show.  The show was very successful with over 40 starter kits sold and multiple other products sold. The Marine division is building a loyal customer base and the Fisherman Cleansing bar is gaining sales momentum with placement in over 25 fishing products related stores.  Products are also carried at three major fuel docks in Long Beach and Orange County, California.  The strategic relationship with Anglers Chronicles is growing and support continues with promotions airings on Anglers Chronicles weekly cable television shows and their radio AM830 Anglers Chronicles radio show.

Trademarks

In addition to the trademarks existing before 2018, the Company applied for and/or was awarded the following trademarks during 2018:  Pura Marine and the Grease Beast.  The Company has applied for the following trademarks:  Pura Clean, Puraclean, Pura Clean Club, Grease Beast logo, Pura Cleanse, Puratastic, and Tru + Pure.

Tax Cut and JOBS Act

On December 22, 2017 the Tax Cuts and JOBS Act (the "Act") was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the reduction of the corporate income tax rate from 35% to 21%. The Act also included implementation of a territorial system and imposition of a one-time tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2018 we had not completed our accounting for the tax effects of enactment of the Act; however we made a reasonable estimate of the net effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance becomes available, however we do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Our Products

We offer a diverse line of cleaning products with applications across several sectors, and are increasing our market presence in the eco-conscious cleaning product market.  We continue gain product acceptance against classic cleaning products like the kitchen sponge and Bilge Boom. We operate in four business segments: Health, Consumer, Marine, and Oil Spill Prevention.  Recent sales at "big box stores" that carry the Pura Naturals brand demonstrate that our products are gaining recognition and popularity in the U.S.  This market acceptance positions Pura Naturals to expand to other North American markets like Canada and Latin Americas. The Grease Beast brand of products have expanded to 10 foreign countries with inquires and request for quotation from 4 additional countries.

Our cleaning sponge technologies surpass the industry's standard for foam products.  Thus, we plan to introduce new products using our foam technologies that will target industries in which we have never before held a market share. In this regard, we plan to introduce our infused sponge products to the automobile, equine, and furniture industries to reach new customers and to increase our overall market share of the cleaning products market during 2019.

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

Our Suppliers

AIRTech is our main manufacturer/supplier~~s~~ for the products branded under the name of "Pura Natural." which account for approximately 65% of our supplies in the year ended December 31, 2018. Our supplier selection was made largely to impart to the strategic alliance we built alongside AIRTech.

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

The following tables set forth those customers which accounted for 10% or more of our sales in 2018:

Name of Customer	Sales Percentage
Amazon	62.33%
Jacent Strategic	14.38%

Sales and Marketing

Pura Naturals increased our sales distribution channel through the addition of new distributors and retail partnership including Target Stores, Meijer's Supermarkets, Supervalu, ACE Hardware, True Value Hardware, Ingles and HomeDepot.com. Distribution has increased through Jacent’s second warehouse location and Orgill for the hardware segment.

Pura Marine formed a strategic relationship with the television program Anglers Chronicles.  Our products have received significant exposure during the airing of the weekly television series.  We also attended multiple radio broadcasts hosted by Anglers Chronicles.  Pura Marine also signed agreements with representation firms in California and Texas to market its products.

Pura Naturals was successful in building consumer and brand awareness through several key strategic partnerships including PERMATEX, Angler Chronicles, GA Aquarium and World Food Championships. We also grew our Amazon and online sales revenues, while expanding our retail opportunities within ACE Hardware, True Value Hardware, Supervalue and Jacent Strategic Merchandising. The Company launched additional products including Pura Pro Bio Degreaser and the Grease Beast product line, which hold great potential in the all-natural degreaser and the industrial, residential and hardware channels. Increased presence and activity at trade shows have proven to be a successful marketing tool increasing our store presence

We believe that consumers care more about what solutions the product provided rather then what the brand represented. With the knowledge and understanding we acquired from our targeted consumers, we felt it was necessary to make a change in our marketing efforts by focusing more on utilizing social media. Since the start of 2018, we have noticed a gradual increase in the demand for our products as we began to acquire more reorders from key vendors. The face slice charcoal and tea tree cleansing product label was updated in October 2018 and since the update we have seen a 4 fold increase in orders. The Grease Beast label is a new design and appears to be communicating the product attributes well with consumers

Competition

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

Our Intellectual Property

As of December 31, 2018, we have 11 registered trademarks and no copyrights or patent rights.

Trademarks we hold are: "Pura Naturals", "Better Clean | Better Planet", "Mighty Soap Sponges", "Tiny Sponge, Mighty Clean", "Pura Naturals Pet, "Pura Baby", "Pura Marine", "Pura Tips", “Grease Beast”, “Pura Clean” and “Pura Equine”.

Our Research and Development

No material costs have been incurred on research and development activities for 2018 and 2017.  We do not expect to incur significant research and development costs in the coming future.  All true material development is performed by the licensor.  The Company is working with AirTech to develop products infused with hemp seed oils.  Due to the chemical expertise held by individuals at both AirTech and the Company, research and development costs have been minimal.

Employees

As of December 31, 2018, the Company had 6 employees at our office located at 23101 Lake Center Drive, Suite 100, Lake Forest, CA.

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

We have not generated any profit from operations since our inception. We expect our operating expenses will increase over the next 12 months to continue our sales and marketing activities. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $1,000,000 to 3,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $30,000.  We do not expect to raise significant capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

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

Risks Relating to Our Common Stock

If we issue additional securities in the future, it will result in the dilution of our existing stockholders.

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

We do not intend to pay dividends on any investment in the shares of common stock of our company and any gain on an investment in our common stock will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends on our common stock for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in our common stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We maintain our head office at 23101 Lake Center Drive, Suite 100, Lake Forest, CA 92630. The office space was provided by our affiliate, AirTech. The Company pay Airtech $10K overhead each month for office space provided and other items such as minor warehouse space, office / warehouse supplies and resource function allocation. We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

There is one matter presently before the United States Patent and Trademark Office (USPTO), a prior Arbitration legal proceeding involving James Kordenbrock (“Kordenbrock”) has settled, and there is an attorneys’ fee dispute case between the Company and a law firm.

The Company is defending the Pura Naturals Pet, Pura Pet and Pura Tips trademarks in a trademark cancellation proceeding brought my Nxt Generation Pet, Inc. challenging these marks. The parties have conducted discovery and submitted evidence to the USPTO. The matter is set for hearing on the merits in December of 2019. The Company is optimistic that the Company will prevail in the cancellation dispute. However, at this time, no judicial determination has been made by the USPTO and the Company cannot state with certainty the likely outcome one way or another. The Company is confident that the adverse party will not obtain the marks in the cancellation proceeding or through separate application for the marks.

In the Arbitration between the Company and Kordenbrock, a prior officer, for breach of contract and related theories, the parties have fully settled the matter and the legal proceedings have ended. The Company is satisfied with the result obtained. The Company did not agree to pay Kordenbrock money nor did the Company receive money from Kordenbrock. The Arbitration proceedings were confidential. Settlement documents are in the possession of the Company and any requests for further information should be directed to the Company in writing.

The Company was named in a lawsuit in Hawaii entitled Yen, et al. v. Advanced Innovative Marketing, Inc., et al. Although the Company has not been dismissed yet from the lawsuit, the Company believes there is no merit to the case and that the Company never should have been named as a party. The Company is represented by counsel and the Company is currently seeking a full dismissal.

The Company and the law firm of Sheppard, Mullin, Richter and Hampton are involved in a legal proceeding in The Superior Court of the State of California concerning unpaid legal fees billed by the law firm to the Company. The Company and the law firm have discussed settlement and the Company believes a satisfactory settlement that involves an amount certain that is owed and a payment arrangement will be reached soon.

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

	Closing Prices (1)
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2018
Fourth Quarter	$0.01	$0.002
Third Quarter	$0.02	$0.004
Second Quarter	$0.06	$0.01
First Quarter	$0.24	$0.03

FISCAL YEAR ENDED DECEMBER 31, 2017
Fourth Quarter	$0.35	$0.07
Third Quarter	$0.77	$0.36
Second Quarter	$1.52	$0.46
First Quarter	$3.57	$1.16

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of December 31, 2018, the Company had approximately 121 stockholders of record at VStock Transfer Agent and 483,552,395 shares of common stock were issued and outstanding. As of July 2, 2019, the Company had approximately 175 stockholders of record at VStock Transfer Agent and 885,522,294 shares of common stock were issued and outstanding because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

From January through December 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 444,239,353 shares of its common stock for $1,514,633.

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

Date of issuance	Shares Issued	Value ($)
January 17, 2018	500,000	$ 31,875
January 31, 2018	500,000	31,875
February 5, 2018	1,773,889	75,585
March 8, 2018	1,428,571	50,000
March 16, 2018	500,000	20,325
March 27, 2018	1,000,000	25,750
April 17, 2018	1,000,000	4,260
April 18, 2018	2,000,000	21,000
April 19, 2018	2,641,249	34,054
May 2, 2018	2,300,000	9,798
May 7, 2018	936,640	17,562
May 10, 2018	1,380,379	20,000
May 22, 2018	1,000,000	12,225
May 23, 2018	2,700,000	8,802
June 5, 2018	1,000,000	11,700
June 7, 2018	2,065,291	18,000
June 12, 2018	2,750,000	21,725
June 18, 2018	4,100,000	21,410
June 22, 2018	2,058,329	17,000
July 3, 2018	2,750,000	21,313

Date of issuance	Shares Issued	Value ($)
July 6, 2018	3,205,759	26,395
July 16, 2018	6,450,973	15,672
July 23, 2018	1,900,000	10,260
July 26, 2018	7,001,049	25,729
July 27, 2018	4,068,841	14,241
August 6, 2018	3,500,000	10,500
August 9, 2018	2,755,172	7,990
August 10, 2018	3,162,069	9,170
August 13, 2018	3,089,655	8,960
August 14, 2018	3,286,207	9,530
August 21, 2018	5,588,889	15,090
August 22, 2018	2,843,696	7,038
August 27, 2018	5,586,957	12,850
August 28, 2018	5,590,909	12,300
August 29, 2018	3,804,545	(7,305)
August 30, 2018	12,052,273	23,215
August 31, 2018	7,925,000	8,231
September 4, 2018	4,704,366	8,468
September 6, 2018	7,744,000	4,956
September 7, 2018	12,609,494	25,075
September 10, 2018	20,575,674	38,860
September 11, 2018	7,737,500	24,760
September 12, 2018	7,740,625	24,770
September 13, 2018	3,732,051	14,555
September 14, 2018	5,248,387	16,270
September 18, 2018	38,980,049	55,373
September 25, 2018	7,716,393	15,062
September 26, 2018	11,412,156	21,911
September 27, 2018	13,000,000	10,660
October 3, 2018	29,655,587	61,011
October 4, 2018	4,224,286	12,111
October 9, 2018	11,058,397	31,185
October 11, 2018	60,000,000	203,950
October 12, 2018	15,250,000	36,600
October 19, 2018	11,554,046	20,220
October 26, 2018	50,000,000	187,500
November 1, 2018	5,100,000	17,212
	444,239,353	$ 1,514,634

Purchases of Our Equity Securities

No repurchases of our common stock were made during 2018.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017	Dollar Change	Percentage Change
Sales	377,046	451,381	(74,335)	-16.5%
Cost of goods sold	247,636	286,875	(39,239)	-13.7%
Gross Profit	129,410	164,506	(35,096)	-21.3%
Selling expense	375,938	73,747	302,191	409.8%
General and administrative expense	3,147,540	4,360,432	(1,212,892)	-27.8%
Interest expense	(1,208,750)	(1,399,860)	191,110	-13.7%
Gain on debt extinguishment	-	42,855	(42,855)	100.0%
Change in fair value of derivative liabilities	(1,983,629)	646,768	(2,630,397)	-406.7%
Net loss	(6,586,447)	(4,979,910)	(1,606,537)	32.3%

Sales for the year ended December 31, 2018 were $377,046, a decrease of $74,335 or 16.5% from the year ended December 31, 2017.  The decrease was due to the exit of a non-profitable customer and decreased sales to existing customers.

Cost of goods sold for the year ended December 31, 2018 were $247,636 a decrease of $39,239 or 13.7% from the year ended December 31, 2017.  The decrease in cost of goods was due to decreased sales. Cost of goods sold as a percentage of sales was 65.7% for 2018 compared to 63.6% for 2017.  Cost of goods sold increased as a percentage of sales due to the increase in the purchase of bulk items that are expensed and not inventoried as well as decreased cost to manufacture the product.

Selling expenses for the year ended December 31, 2018 were $375,938 an increase of $302,191 or 409.8% from the year ended December 31, 2017.  The increase was due to an increase in retaining outside marketing consultants and media promotions.

General and administrative expenses for the year ended December 31, 2018 were $3,147,540 a decrease of $1,212,892 or 27.8% from the year ended December 31, 2017.  The major components of the increase was due to:

	Twelve months ended December 31,
	2018	2017	Change
Payroll and payroll related expense	$ 2,304,837	$ 2,434,137	$ (129,300)
Commitment Fees	-	300,000	(300,000)
Travel	15,989	24,052	(8,063)
Insurance	64,401	40,334	24,067
Professional fees:
Accountants	38,613	133,529	(94,916)
Marketing/Trade Shows	15,000	80,075	(65,075)
Edgar preparation	10,000	20,866	(10,866)
Sales consultants	9,300	4,622	4,678
Media/Website	21,596	54,873	(33,277)
Legal	237,743	65,266	172,477
Investor and public relations	53,592	775,412	(721,820)
Transfer Agent	11,580	10,206	1,374
Amortization expense	100,257	101,742	(1,485)
Other General and administrative expense	264,632	315,317	(50,685)
	$ 3,147,540	$ 4,360,432	$ (1,212,892)

There were decreases in certain expenses:

•	Payroll and Payroll related expenses decreased by $129,300 due to no issuance of common stock, offset by a bonus accrual under the management contracts;
•	No additional Convertible Promissory Note Commitment fee of $300,000;
•	Accounting fees decreased by $94,916 due to less work performed during the quarter and year end;
•	Marketing/trade show related expenses decreased $65,075 due to decreased attendance of marketing/trade shows;
•	Edgar preparation fees decreased $10,866 due to less SEC filings and decreased cost of quarterly filings;
•	Media/website decrease by $33,277 due to less work performed for the Company's website and creation of promotional videos;·
•	Investor and public relations decreased by $721,820 due to decreased programs for Investor and Public relations and no common shares issued for services;
•	Travel expenses decreased by $8,063 due to decreased travel by management;
•	Amortization expense decreased by $1,485 due to decrease in amortization of trademarks;
•	Other general and administrative expenses decreased by $50,685 due to cost reviews and controls.

The above decrease were offset by the following increases:

•	Insurance expenses increased by $24,067 due to increased rates in director and officers insurance;
•	Sales consultant expense increased by $4,678 due to increase use of sales consultants;
•	Legal fees increased by $172,477 due to law suits and public company legal activity;
•	Transfer agent expense increased by $1,374 due to increase in convertible debt conversions into common stock.

Interest expense for 2018 was $1,208,750 a decrease of $191,110 or 13.7% from 2017.  The decrease was mainly due to the decrease in amortization of debt discounts, prepayment penalties and interest recognized in connection with the derivative liabilities associated with the convertible notes party in for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had $29,777 in cash.

At December 31, 2018, we had current assets of $302,959 and current liabilities of $4,026,820 resulting in a working capital deficit of $3,723,861. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $689,342 during the year ended December 31, 2018, compared to $1,108,611 in net cash used during the year ended December 31, 2017.  The decrease in cash used in operating activities is due to the increase of $1,606,537 in the net loss for fiscal 2018 compared to fiscal 2017 and changes in operating assets and liabilities.

Cash flows used by investing activities was $2,525 during the year ended December 31,  2018 compared to cash provided by investing activities of $5,705 during the year ended December 31, 2017.  The increase in cash used by investing activities is due to trademark acquisition.

Cash flows provided by financing activities were $654,222 and $1,167,352 during the years ended December 31, 2018 and 2017, respectively.  The decrease in cash provided by financing activities is due to the decrease in proceeds from the issuance of convertible debt, a reduction cash received from the sale of common stock and offset by a reduction in repayment of notes payable and convertible debt during the year ended December 31, 2018 compared to the year ended December 31, 2017.  For the future, we expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

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

On October 8, 2018, the Company issued two 8% Promissory Note of $50,000 each, with debt issuance costs of $1,000 each, to two accredited investor. This convertible promissory notes are due and payable on April 8, 2019. The holders has the right at any time on or after the maturity date to convert any portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock. The conversion price shall equal the lesser of (i) 80% of the lowest trading price for the common stock during the five trading period ending on the last completed trading day prior to the conversion date or (ii) $0.0065.

On November 15, 2018, the Company issued a 0% Promissory Note of $150,000, with original issue discount of $20,000 to an accredited investor. Beginning on February 15, 2019 and continuing on the 15th of every consecutive calendar month for seven months, the Company shall make a cash payment in the amount of $21,429. This convertible promissory note is due and payable on August 15, 2019. The holder has the right at any time on or after the issuance date to convert any portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock. The conversion price is the closing price of the closing price of the Company's common stock on the date the note is funded.

On October 8, 2018, the Company issued a 0% Promissory Note of $200,000 for advertising, social media, marketing, consulting, advisory and related services. This convertible promissory note is due and payable on April 8, 2019. The holder has the right at any time on or after the maturity date to convert any portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock. The conversion price shall equal the lesser of (i) 90% of the lowest trading price for the common stock during the five trading period ending on the last completed trading day prior to the conversion date.

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

The Company entered into a 90 day Secured Convertible Note with Bridgepoint Capital, LLC on August 10, 2018 in the principal amount of $50,000, with no interest accruing. At any time, the principal amount of the note may be converted into any funding or other agreement contemplated at a near future date between the note holder and the Company. The Convertible Note contained an original issue discount of $2,500. For the twelve months ended, $2,500 was amortized.

On July 10, 2018, the Company entered into a one year Unsecured Promissory Note in the principal amount of $50,000, with an interest rate of 30% per annum. Five monthly progress payments of $5,000 was due beginning on August 10, 2018. The Company made a payment of $5,000 on November 19, 2018 and December 3, 2018. The Company did not make the progress payments due on October, November and December 10, 2018. As such, this Promissory Note is in default. However, the Holder of the Promissory Note has not declared a default.

To date, our operations have not generated any profits.  We have funded our operating to date through the sales of common stock and issuance of notes payable and convertible notes payable.  Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations.    We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  We anticipate sales will increase during 2019.   As such, our anticipated cash needs to fund operations and pay our notes for the next 12 months is approximately $500,000.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2018, are as follows:

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Convertible Notes	$1,048,323	-	-	-	$1,048,323
Other notes	103,722	-	-	-	103,722
Total	$1,152,045	$-	$-	$-	$1,152,045

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $3,394,069 and $4,269,673 for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $13,912,131 at December 31, 2018. In addition, we used cash from operating activities of $689,343 for the year ended December 31, 2018.  These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to the existence of events of default under the Company’s outstanding debt obligations, which could trigger penalties. Furthermore, if our current indebtedness is not restructured, paid or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure, pay or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B.    OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Robert Doherty	58	Chief Executive Officer and Chairperson of the Board	November 1, 2016
Robert Switzer	54	Corporate Secretary and Director	November 1, 2016
Derek Duhame	54	President and Director	January 12, 2017
Daniel Kryger	58	Director	May 23, 2017

Each Director serves until our 2020 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

From December 2015 to September 2016, Mr. Kryger was the Chief Operations Officer for Princeton Securities Group.  In this role, Mr. Kryger managed and oversaw brokerage operations and staff, supervised daily trading activity and on an ad hoc basis process trades, organize workflow, set priorities and monitor activity to ensure completion, worked with clients/staff to ensure operational questions/procedures were satisfied, ensured timeliness of client product reports/services, prepared/oversaw assignment schedules paying attention to deadlines/status and coordinate/oversee various projects throughout operational teams

From May 2009 to December 2016, Mr. Kryger was the Managing Director, Compliance/Supervision, Trading/Investment Banking for Benjamin & Jerold Brokerage, LLC.  Mr. Kryger was responsible for compliance/supervision for all NYSE cash equities trading and managed public and private accounts for sell side institutional equities business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2018, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2018 and 2017, to the Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Doherty, Chief Executive Officer and Chairman	2018		-	-	432,696	-	256,245	-	688,941
	2017	-	-	-	350,975	-	62,500	-	413,475

Robert Switzer, Secretary and Director	2018	-			432,628		230,625		663,253
	2017	-	-	-	350,909	-	56,250	-	407,159

Derek Duhame, President	2018	92,250	-	-	187,476	-	107,750	-	387,476
	2017	87,500	-	246,500	138,444	-	27,500	-	499,944

Daniel Kreyger, Board Member and Director of Business Development (ii)	2018	33,000	-	32,400	86,662	-	77,000	-	229,062
	2017	21,000	-	97,638	-	-	-	-	118,638

Akio Ariura, Chief Financial Officer (i)	2018	42,000	-	-	-	-	-	-	42,000
	2017	42,000	-	-	-	-	-	-	42,000

(i) Resignation as Chief Financial Officer effective December 31, 2018.
(ii) Director of Business Development per employment agreement dated February 1, 2018

(1)

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

The number of stock awards vested to each of the Named Executive Officers for his/her service rendered in each fiscal period was summarized as follows:

Named Executive Officer	2017	2018
Robert Doherty	810,000	185,000
Robert Switzer	810,000	185,000
Derek Duhame	375,000	-
Daniel Kryher	-	250,000
Akio Ariura	-	-

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

Daniel Kryger

On February 1, 2018, the Company, entered into an employment agreement with Mr. Kryger. The term of the employment agreement will expire on February 1, 2023. The term will thereafter automatically extend for successive one-year periods, but Mr. Kryger's employment may at any time be terminate in accordance with provisions within the employment agreement.  Pursuant to his employment agreement, Mr. Kryger will receive an annual base salary of $120,000.  Mr. Kryger at his option may defer base salary which will accrue interest at 10% per annum, and shall, upon Mr. Kryger's written request to the Board, be convertible into options for shares of common stock of the Company on a quarterly basis, where the conversion shall be equal to 25% to the market price of the Company's shares at the time of the conversion, and where each option's strike price shall be at $.001 per share.

Mr. Kryger shall be eligible to participate in the Company's common stock incentive plan as in effect from time to time.  As of February 1, 2018, the Compensation Committee of the Board of Directors has granted Mr. Kryger, 200,000 shares of stock in the Company at par value of $.001 which shall be issued upon execution of the agreement, and 1,000,000 stock options at a purchase price of $.001 per share with a vesting schedule as follows: 25% of the options shall vest immediately upon the effective date, 25% of the options shall vest upon the Company reaching $1,000,000 in aggregate total sales revenue earned after the effective date, 25% of the options shall vest upon the Company reaching $2,000,000 in aggregate total sales revenue earned after the effective date, and the remaining unvested shares shall vest upon the Company reaching $3,000,000 in sales revenue earned after the Effective Date. The Company may grant Mr. Kryger additional stock options, restricted stock units or other awards under the Company's common stock incentive plan based on individual and Company performance criteria to be established by the Board.

Elements of Post-Termination Compensation and Benefits

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to the Named Executive Officers during 2018.

Named Executive Officer	2017	2018
Robert Doherty	3,000,000	-
James Kordenbrock	-	-
Robert Switzer	3,000,000	-
Derek Duhame	1,850,000	-
Daniel Kryger	-	1,200,000

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Robert Doherty	-	-	-	$ -	$ -	$ -

Robert Switzer	-	-	-	$ -	$ -	$ -

Derek Duhame	-	-	-	$ -	$ -	$ -

Daniel Kryger	2/1/2018	200,000	-	-	$ 0.162	$ 0.162
	2/1/2018		1,000,000	$ 0.001	$ 0.162	$ 0.162

Akio Ariura	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2018 for each of the named executive officers:

Name	Number of securities underlying unexercised options, exercisable	Number of securities underlying unexercised options, unexercisable	Euity incentive plan awards: number of securities underlying unexercised unearned	Options exercise price ($)	Options expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares or other rights that have not vested ($)
Robert Doherty, CEO and Director	231,250	92,500	-	$ 0.001	August 3, 2021	-	-	-	-
	625,000	1,875,000	-	$ 0.001	October 1, 2022		-	-	-
						-	-	-	-
Robert Switzer, Corporate Secretary	231,250	92,500	-	$ 0.001	August 3, 2021	-	-	-	-
	625,000	1,875,000		$ 0.001	October 1, 2022	-	-	-	-
						-	-	-	-

Derek Duhame, President	375,000	1,125,000	-	$ 0.001	October 1, 2022	-	-	-	-

Daniel Kryger, Board Member	250,000	750,000	-	$ 0.001	February 1, 2023		-	-	-

Akio Ariura	-	-	-	-	-	-	-	-	-

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

Director Compensation

Compensation paid to the Directors of the Company in 2018 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2019 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 31, 2018, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

Title of Class	Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (1)	Pecent of Class (6)
Common Stock	Robert Doherty (2)	CEO and Director	42,923,037	8.84%
Common Stock	Robert Switzer (3)	Secretary and Director	27,820,130	5.73%
Common Stock	Daniel Kryger (4)	Director and Director of Business Development	7,553,730	1.56%
Common Stock	Derek Duhame (5)	President	18,160,182	3.74%
All Officers and Directors as a Group (4 persons named above)			96,457,079	19.87%
Common Stock		5% Security Owners	-	0.0%
Total Shares Owned by Persons Named Above			96,457,079	19.87%

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Mr. Robert Doherty owns an aggregate of 40,602,088 shares common stock directly, 1,236,685 held by Advanced Materials Technology and holds 856,250 of vested options exercisable within the 60 days to purchase the Company's common stock.  In addition, included in the beneficial ownership amount are 228,014 shares held by immediate family members.

(3) Mr. Robert Switzer owns an aggregate of 21,856,953 shares common stock directly, 5,106,927 held by The AAA Switzer Trust and holds 856,250 of vested options exercisable within the 60 days to purchase the Company's common stock.

(4) Mr. Daniel Kryger owns an aggregate of 7,303,730 shares common stock directly and holds 250,000 of vested options exercisable within the 60 days to purchase the Company's common stock.

(5) Mr. Derek Duhame owns an aggregate of 17,785,182 shares common stock directly and holds 375,000 of vested options exercisable within the 60 days to purchase the Company's common stock.

(6)  The percent of class is based on shares of common stock issued and outstanding as of December 31, 2018.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	7,443,750	$0.001	50,000
Total	7,443,750	$0.001	50,000

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

Due from Related Parties

For the years ended December 31, 2018 and December 31, 2017, the Company had $0 and $11,890 that were due from related parties, respectively.

Due to Related Parties - Advanced Innovative Recovery Technologies, Inc.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc., a stockholder of the Company.  In connection with the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license was $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company did not made the $375,000 payment due June 30, 2016; as a result, the Company had accrued interest on the unpaid balance at the rate of 5% per month.

The Company did not make the $375,000 payment due June 30, 2017; as a result, the Company had accrued interest on the unpaid balance at the rate of 5% per month.  The Company made a partial payment of $97,656 in April 2017 towards the outstanding balance.

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

During 2018 and 2017, the overhead allocation charged to the Company from Advanced Innovative Recovery Technologies, Inc was $120,000 and $120,000, respectively for office space provided and other items such as minor warehouse space, office / warehouse supplies and resource function allocation. During 2017 and 2018, the amounts charged from Advanced Innovative Recovery Technologies, Inc, included in cost of goods sold was $161,661 and $168,415 of the total cost of goods sold as of December 31, 2018 and December 31, 2017, respectively. Amounts owed to Advanced Innovative Recovery Technologies, Inc as of December 31, 2018 and December 31, 2017 was $588,916 and $386,520, respectively.

Due to Related Parties – B3 LLC

B3, LLC is an inactive subsidiary of Advanced Innovative Recovery Technologies, Inc. Amount due to B3, LLC as of December 31, 2018 and December 31, 2017 was $5,507 and $5,507 respectively

Due to Related Parties - Officers

As December 31, 2018, the Company had $479,937 accrued salaries due to four officers, which had been netted against $56,269 notes receivable and advances to the officers that the Company is not expecting to be repaid but deducted from accrued salaries. Also, during the year ended December 31, 2018, 1,000,000 shares were issued for conversion of $375,000 of accrued salary and interest. The shares were value at $375,000 which represent a 25% discount to the closing stock price of $.005 at August 8, 2018.

As December 31, 2017, the Company had $146,250 accrued salaries due to three officers.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Malone Bailey LLP,("MB") is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended December 31, 2018. MJF & Associates APC,("MJF") was our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended December 31, 2017. The following table shows the fees that we paid or accrued for the audit and other services provided by MB and MJF for the fiscal years ended December 31, 2018 and 2017.

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

Fee Category	2018	2017
Audit Fee	$54,000	$53,750
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

All services provided by Malone Bailey LLP and MJF & Associates, APC during the fiscal years ended December 31, 2018 and 2017, respectively were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2018 and 2017
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017
(iv)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2018 and 2017
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.2	Articles of Amendment to Articles of Incorporation ( incorporated herein by reference from Exhibit 3.4 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.3	Articles of Amendment of Amended Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2016).
3.4	By-Laws (incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
21.1	Subsidiaries of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Robert Doherty
Robert Doherty
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: July 24, 2019

PURA NATURALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pura Naturals, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Pura Naturals, Inc. ("the Company") as of December 31, 2017 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the related notes (collectively referred to as "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $4,979,910 and had negative cash flows from operations of $1,108,611. The Company may need to discontinue a portion or all of its operations if it is unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2017.

MJF & Associates

Los Angeles, California

April 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pura Naturals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pura Naturals, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

July 24, 2019

PURA NATURALS, INC

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$29,777	$67,422
Accounts receivable, net of allowance of $33,448 and $0	52,001	66,427
Due from related parties	-	11,890
Inventory	115,171	105,087
Prepaid expenses and other current assets	106,010	109,430
Total Current Assets	302,959	360,256
OTHER ASSETS
Intangible assets, net	657,950	755,682
Total Other Assets	657,950	755,682
TOTAL ASSETS	$960,909	$1,115,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$496,213	$321,250
Accrued expenses	822,622	226,273
Due to related parties	594,423	392,037
Deferred revenues	25,000	72,808
Notes payable	103,722	-
Convertible notes payable, net of discount of $272,633 and $506,237 as of December 31, 2018	775,690	781,901
and December 31, 2017, respectively
Derivative liabilities	1,209,150	897,968
Total Current Liabilities	4,026,820	2,692,237
TOTAL LIABILITIES	4,026,820	2,692,237

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001, 500,000,000 shares authorized;
483,552,395 and 39,114,709 shares issued and outstanding, respectively, as of December 31, 2018 and December 31, 2017.	483,551	39,115
Additional paid-in capital	10,362,669	5,710,270
Accumulated deficit	(13,912,131)	(7,325,684)
TOTAL STOCKHOLDERS' DEFICIT	(3,065,911)	(1,576,299)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$960,909	$1,115,938

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2018	2017

Sales	$377,046	$451,381
Cost of goods sold	247,636	286,875
GROSS PROFIT	129,410	164,506

OPERATING EXPENSES
Selling expense	375,938	73,747
General and administrative	3,147,540	4,360,432
Total Operating Expenses	3,523,478	4,434,179
LOSS FROM OPERATIONS	(3,394,068)	(4,269,673)
OTHER INCOME (EXPENSE)
Interest expense	(1,208,750)	(1,399,860)
Gain on debt extinguishment	-	42,855
Change in fair value of derivative liabilities	(1,983,629)	646,768
Total Other Expense	(3,192,379)	(710,237)
LOSS BEFORE INCOME TAX PROVISION	(6,586,447)	(4,979,910)
Income tax provision	-	-
NET LOSS	(6,586,447)	(4,979,910)

NET LOSS PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.04)	$(0.14)

Weighted average common
shares outstanding
BASIC AND DILUTED	173,303,001	35,407,320

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	33,612,376	$33,612	1,956,536	$(2,345,774)	$(355,626)

Common stock issued for services	2,342,000	2,342	1,556,636		1,558,978
Common stock issued for cash	142,868	143	224,357		224,500
Fair value of options			840,327		840,327
Exercise of options	462,500	463	77,238		77,701
Common stock issued for debt payment	1,300,000	1,300	869,700		871,000
Common stock issued as inducement shares			62,730		62,730
Common stock to be issued		-			85
Conversion of convertible debt into equity	1,100,000	1,100	115,262		116,362
Common stock issued for accounts payable	69,965	70	7,484		7,554
Common shares issued as inducement shares for convertible debt	85,000	85	-
Net loss				(4,979,910)	(4,979,910)
Balance, December 31, 2017	39,114,709	$39,115	$5,710,270	$(7,325,684)	$(1,576,299)

Common stock issued for notes principal and accrued interest conversions	343,854,353	343,853	770,194		1,114,047
Common stock issued for cash	83,333	83	4,917		5,000
Common stock issued to extend due date of convertible debt	300,000	300	25,200		25,500
Common stock issued for services	100,200,000	100,200	307,200		407,400
Fair value of options			1,139,462		1,139,462
Derivative liabilities extinguished on conversion			2,405,426		2,405,426
Net loss				(6,586,447)	(6,586,447)
Balance at December 31, 2018	483,552,395	$483,551	$10,362,669	$(13,912,131)	$(3,065,911)

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(6,586,447)	$(4,979,910)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	-	835
Amortization of intangible assets	100,257	101,742
Amortization of debt discount	1,003,083	1,181,750
Bad debt expense	33,448	-
Change in fair value of derivative liabilities	1,983,629	(646,769)
Fair value of options vested	1,139,462	918,028
Common stock issued for services	407,400	1,566,531
Common stock issued for convertible note due date extension	25,500	-
Penalty interest resulted in principal increase	59,520	-
Gain on debt extinguishment	-	(42,855)
Convertible note issued for commitment fee	-	330,000
Changes in operating assets and liabilities:
Accounts receivable	(19,022)	(20,636)
Inventory	(10,084)	(105,087)
Due from related parties	11,890	20,018
Due to related parties	202,386	425,705
Prepaid expenses and other current assets	203,420	(93,680)
Accounts payable	174,963	94,196
Accrued expenses	629,061	(4,729)
Deferred income	(47,808)
Deferred salary		146,250

Cash Used in Operating Activities	(689,342)	(1,108,611)

INVESTING ACTIVITIES:
Payments for intangible assets	(2,525)	(5,705)
Cash Used in Investing Activities	(2,525)	(5,705)

FINANCING ACTIVITIES:
Advance from related party	-	19,500
Common shares to be issued as part of convertible debt	-	62,815
Repayment of convertible debt	-	(78,000)
Proceeds from note payable-Related Party	-	(52,645)
Payments on notes payable	(27,278)	(73,068)
Proceeds from the issuance of convertible notes payable	548,000	1,009,250
Proceeds from sale of common stock for cash	5,000	224,500
Proceeds from notes payable	128,500	55,000
Net Cash Provided by Financing Activities	654,222	1,167,352
NET CHANGE IN CASH	(37,645)	53,036
CASH AT BEGINNING OF PERIOD	67,422	14,386
CASH AT END OF PERIOD	$29,777	$67,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,386	$265,617
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Expense & debt paid by third party on behalf of Company	$-	$50,000
Common stock issued for license	$-	$871,000
Increase in amount due to related party for license	$-	$168,750
Original Issue Discount	$-	$95,250
Common Stock to be issued as inducement shares for convertible debt	$-	$85
Common stock issued for notes principal and accrued interest conversions	$1,114,047	$116,362
Debt discount for new issuances due to derivative feature of convertible note	$732,979	$1,405,766
Derivative liability extinguished on conversion	$2,405,426	$-
Convertible note issued for prepaid service	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2018 and 2017, the Company did not have any cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company's allowance for doubtful accounts was $33,448 at December 31, 2018 and $0 at December 31, 2017, respectively.

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

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Components of Inventory	2018	2017
Finished goods	$-	$-
Work in progress	-	-
Raw materials	$115,171	$105,087

Intangible Assets

Intangible assets consist of a license with a related party and amounts paid to obtain trademarks.  Intangible assets are amortized over 120 months.

Long-Lived Assets

The Company applies ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2018 and 2017, the Company believes there was no impairment of its long-lived assets.

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

The change in the FV of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The FV of the embedded derivative liabilities on the convertible notes were determined using a Black-Scholes-Merton options pricing model ("Black-Scholes") on the issuance date.

Revenue Recognition

The Company recognizes revenue from sales of consumer products to wholesalers, mass merchandisers and retail stores. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Deferred Revenue

In some instances, the Company receives payments prior to delivery of its products, whereupon such revenues are deferred until the revenue recognition criteria are met.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at FV at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees. There were 8,193,750 and 7,193,750 options outstanding as of December 31, 2018 and 2017, respectively.

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

Based on the conversion prices in effect, the potentially dilutive effects of 7,383,750 and 1,763,750 warrants and options were not considered in the calculation of EPS as the effect would be anti-dilutive on December31, 2018 and December 31, 2017, respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 533,312,441 and 29,316,095 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on December31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. (the "ASU"). Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Part I of this ASU allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The Company adopted the ASU on January 1, 2019 and the adoption of this ASU did not have an impact on the CFS, as the Company’s financial instruments with down round features were tainted otherwise as liabilities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted the ASU on January 1, 2019 and the adoption of this ASU did not have an impact on the CFS, as the Company did not incur any intra-entity transfer of assets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the ASU on January 1, 2019 and the adoption of this ASU did not an impact on the CFS, as the Company have not entered into any leasing arrangements

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future CFS.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The Company's CFS for the year ended December 31, 2018, were prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on July 18, 2016. Management recognizes successful business operations and the Company's transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company incurred losses from operations of $3,394,068 for the year ended December 31, 2018 and $,4,269,673 for the year ended December 31, 2017, and had an accumulated deficit of $13,912,131 at December 31, 2018. In addition, the Company used cash in operating activities of $689,342 for the year ended December 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Intangible Assets

The following are the details of intangible assets at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
License	$996,346	$996,346
Trademarks	13,055	10,530
	1,009,401	1,006,876
Less accumulated amortization	(351,451)	(251,194)
	$657,950	$755,682

Amortization expense for 2018 and 2017 was $100,257 and $99,635, respectively.

The following summarizes estimated future amortization expense as of December 31, 2018 related to intangible assets:

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Years ending December 31,
2019	$100,883
2020	100,883
2021	100,883
2022	100,883
2023	100,883
Thereafter	153,535
$657,950

Note 5 –Related Party Transactions

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.

Due from Related Parties

For the years ended December 31, 2018 and December 31, 2017, the Company had $0 and $11,890 that were due from related parties, respectively.

Due to Related Parties - Advanced Innovative Recovery Technologies, Inc.

During 2015, the Company entered into a license agreement for 10 years with Advanced Innovative Recovery Technologies, Inc., a stockholder of the Company.  In connection with the license, the Company issued 927,516 shares of common stock and agreed to pay $375,000 on each of June 30, 2016 and 2017.  The value of the common stock of $300,000 was based on recent sales of the Company's common stock.  The value of the license was $996,346 which equals the common stock issued that was valued at $300,000 plus $696,346, the present value of the two payments of $375,000.  The Company did not made the $375,000 payment due June 30, 2016; as a result, the Company had accrued interest on the unpaid balance at the rate of 5% per month.

The Company did not make the $375,000 payment due June 30, 2017; as a result, the Company had accrued interest on the unpaid balance at the rate of 5% per month.  The Company made a partial payment of $97,656 in April 2017 towards the outstanding balance.

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

During 2018 and 2017, the overhead allocation charged to the Company from Advanced Innovative Recovery Technologies, Inc was $120,000 and $120,000, respectively for office space provided and other items such as minor warehouse space, office / warehouse supplies and resource function allocation. During 2017 and 2018, the amounts charged from Advanced Innovative Recovery Technologies, Inc, included in cost of goods sold was $161,661 and $168,415 of the total cost of goods sold as of December 31, 2018 and December 31, 2017, respectively. Amounts owed to Advanced Innovative Recovery Technologies, Inc as of December 31, 2018 and December 31, 2017 was $588,916 and $386,520, respectively.

Due to Related Parties – B3 LLC

B3, LLC is an inactive subsidiary of Advanced Innovative Recovery Technologies, Inc. Amount due to B3, LLC as of December 31, 2018 and December 31, 2017 was $5,507 and $5,507 respectively

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Due to Related Parties - Officers

As December 31, 2018, the Company had $479,937 accrued salaries due to four officers, which had been netted against $56,269 notes receivable and advances to the officers that the Company is not expecting to be repaid but deducted from accrued salaries.

As December 31, 2017, the Company had $146,250 accrued salaries due to three officers.

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
·

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

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $1,048,323 and $1,288,138 at December 31, 2018 and December 31, 2017 respectively, with a derivative liability totaling $1,195,478 and $897,968 at December 31, 2018 and December 31, 2017, respectively, which are categorized as Level 3. In addition, derivative liability of $13,672 and $0 was recorded for outstanding warrants for the year ended December 31, 2018 and December 31, 2017, respectively, which are categorized as Level 3.

The related loss on change in fair value of derivatives totaled $1,983,629 for the year ended December 31, 2018 and a related gain on the change in fair value of derivatives of $646,768 for the year ended December 31, 2017.

Note 7 -  Derivative Liabilities

During the year ended December 31, 2018, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Due to the lack of available common shares for all conversions, convertible notes with a fixed conversion price as well as warrants were categorized as a derivative.

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

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The FV of the Company's derivative liabilities at and during the year ended December 31, 2018 and December 31, 2017 is as follows:

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability	1,611,351
Derivative liability associated with repaid convertible notes	(66,615)
Change in derivative liability	(646,768)
Derivative liability balance, December 31, 2017	897,968
Discount on debt	732,979
Reclass to equity due to conversions	(2,405,426)
Fair value mark to market adjustments	1,983,629
Derivative liability balance, December 31, 2018	$1,209,150

The FV's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the year ended December 31, 2018 and December 31, 2017.:

	2018	2017
Risk free rate	1.96% - 2.70%	1.46% - 1.76%
Volatility	93% - 455%	103% - 156%
Conversion/Exercise Price	$0.0016 - $.0093	$0.035 - $0.1825
Dividend rate	0%	0%
Term (Years)	0.0027 - 2.92	0.02 - 0.96
Stock Price	$0.003 - $0.043	$0.07 - $1.62

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note 8 – Convertible Notes Payable

Convertible Promissory Note

On April 7, 2017, the Company issued to an accredited investor an secured Convertible Promissory Note (the "April Note") of $570,000 that matured on January 7, 2018. The failure to pay principal and interest as scheduled represents an event of default under the terms of the Note. However, the holder of the Note has not declared a default. Robert Doherty and Robert Switzer each pledged 250,000 (500,000 total) of common shares as collateral for this note

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

A registration statement was filed on July 12, 2017, but did not become effective.. The Company received the second tranche of $150,000.

During the years ended December 31, 2017 and December 31, 2018 the holder of the Convertible Promissory Note converted a portion of the note as follows:

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
November 2, 2017	300,000	$ 54,750	$ 0.1825
November 21, 2017	300,000	$ 23,250	$ 0.0775
December 11, 2017	500,000	$ 38,363	$ 0.0767
January 17, 2018	500,000	$ 31,875	$ 0.0638
January 31, 2018	500,000	$ 31,875	$ 0.0638
March 16, 2018	500,000	$ 20,325	$ 0.0407
April 19, 2018	500,000	$ 11,250	$ 0.0225
May 7, 2018	936,640	$ 17,562	$ 0.0188
May 22, 2018	1,000,000	$ 12,225	$ 0.0122
June 5, 2018	1,000,000	$ 11,700	$ 0.0117
June 18, 2018	1,000,000	$ 11,800	$ 0.0118
July 6, 2018	1,000,000	$ 9,300	$ 0.0093
July 23, 2018	1,900,000	$ 10,260	$ 0.0054
November 1, 2018	5,100,000	$ 17,212	$ 0.0034
	15,036,640	301,747

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

As of December 31, 2018 and December 31, 2017, the total balance of the Convertible Promissory Note was $97,254 and $282,638, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $76,254 and $233,638, original issue discount of $15,000 and $35,000 and debt issuance costs of $6,000 and $14,000, respectively.

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

Due to the potential adjustment in the conversion price associated with this Convertible Promissory Note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $273,266 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note. The debt discount of $273,266 is being amortized over the term of the convertible note.  The Company recognized interest expense of $8,548 and 264,717 during the year ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense in the amount of $1,539 and $47,461 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $0 at December 31, 2018 and December 31, 2017, respectively.

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

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On January 31, 2018, the Company entered into an agreement with the holder to further amend terms of the July Note. The due date of the July Note was extended to March 6, 2018 from the original due date of January 6, 2018. In exchange for the amendment the holder converted $50,000 of the outstanding balance of the July Note.

During the years ended December 31, 2017 and December 31, 2018 the holder of the Convertible Promissory Note converted a portion of the note as follows:

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
February 5, 2018	1,388,889	$ 50,000	$ 0.0360
March 8, 2018	1,428,571	$ 50,000	$ 0.0350
April 18, 2018	2,000,000	$ 21,000	$ 0.0105
June 12, 2018	2,750,000	$ 21,725	$ 0.0079
July 3, 2018	2,750,000	$ 21,313	$ 0.0078
July 26, 2018	3,500,000	$ 12,250	$ 0.0035
August 6, 2018	3,500,000	$ 10,500	$ 0.0030
August 29, 2018	(2,750,000)	$ (21,725)	$ 0.0079
August 30, 2018	5,500,000	$ 8,800	$ 0.0016
September 10, 2018	7,750,000	$ 12,400	$ 0.0016
September 18, 2018	11,000,000	$ 17,600	$ 0.0016
October 3, 2018	13,500,000	$ 21,600	$ 0.0016
October 12, 2018	15,250,000	$ 36,599	$ 0.0024
	67,567,460	$ 262,062

During the year ended December 31, 2018, the Company incurred penalties of $47,520 under provisions of the convertible note which was added to the outstanding principal.

As of December 31, 2018 and December 31, 2017, the total balance of the Convertible Promissory Note was $5,458 and $220,000, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $5,458 and $180,000, original issue discount of $0 and $20,000 and debt issuance costs of $0 and $20,000, respectively.

Due to the potential adjustment in the conversion price associated with the July Note is based on the Company's stock price, the Company determined the conversion feature is a derivative liability.  The embedded conversion feature was initially calculated to be $230,656 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the July Note payable up to the face amount of the convertible note with the excess of $50,656 being recorded as a financing cost.  The debt discount of $180,000 is being amortized over the term of the the July Note.  The Company recognized interest expense of $5,837 and $174,162 during the year ended December 31 2018 and December 31, 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense in the amount of $1,298 and $38,703 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $1,297 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the July Note in the amount of $,20,571 and $17,029 for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the July Note totaled $37,600 and $17,029 as of December 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In connection with the convertible note, the Company granted 85,000 shares of common stock as inducement shares.  These common stock were valued at the market share price of $0.739 per share and recorded interest expense of $62,815 for the year ended December 31, 2017.

Convertible Promissory Note-Commitment Fee

On July 14, 2017, the Company issued an unsecured Convertible Promissory Note ("July Note #2) of $330,000, with an original issue discount of $30,000 to an accredited investor for commitment fee related to the convertible promissory note. The July Note #2 convertible note was due and payable on April 17, 2018.  The holder shall have the right to convert all or any part of the outstanding amount due under this Convertible Promissory Note into fully paid and non-assessable shares of Common Stock, at a conversion price per share of 65% of the low trade price of the common stock during 30 days preceding the date of the applicable conversion notice.

Pursuant to the terms of the Convertible Promissory Note, the Company is not required to make any payments on the July Note #2 until maturity, and no interest shall accrue except in default.

Due to the potential adjustment in the conversion price associated with the July Note #2 based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $369,485 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the July Note #2 payable up to the face amount of the July Note #2 with the excess of $69,485 being recorded as a financing cost.  The debt discount of $300,000 is being amortized over the term of the July Note #2.

The Company recognized interest expense of $113,868 and $186,131 during the year ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense in the amount of $11,387 and $18,613 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $0 and $11,387 at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of the Convertible Promissory Note was $330,000 and $330,000, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $300,000 and $300,000 and debt issuance costs of $30,000 and $30,000, respectively.

12 % Convertible Note

On September 20, 2017, the Company issued a 12% unsecured Convertible Note ("September Note #2) of $75,000, with an original issue discount of $4,500 and Debt Issuance Costs of $3,000 to an accredited investor. The September Note #2 was due and payable on September 20, 2018. The holder shall have the right to convert all or any part of the outstanding amount due under this 12% Convertible Note into fully paid and non-assessable shares of common stock.

The conversion price hereunder shall equal the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty (20) consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower

Due to the potential adjustment in the conversion price associated with the September Note #2 is based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $100,798 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $33,298 being recorded as a financing cost.  The debt discount of $67,500 is being amortized over the term of the 12% Convertible Note.  The Company recognized interest expense of $48,637 and $18,863 during the year ended December 31 2018 and 2017, respectively for the amortization of the debt discount for the note.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2018 and 2017 the Company recognized interest expense in the amount of $5,404 and $2,096 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of original issue discount and debt issuance costs totaled $0 and $5,404 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the Convertible Note in the amount of $5,750 and $2,515, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the Convertible Note totaled $0 and $2,515 as of December 31, 2018 and September 30, 2017, respectively.

The Company was assessed a penalty of $12,000 under Section 1.2(C) of the September Note #2 where if delivery of the common stock issuable upon the conversion of the September Note #2 is not delivered within three business days of receipt of a notice of conversion.

As of December 31, 2018 and December 31, 2017, the total balance of the Convertible Promissory Note was $0 and $75,000, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $0 and $67,500 and debt issuance costs and original issue discount of $0 and $7,500, respectively.

12 % Convertible Promissory Note

On September 12, 2017, the Company issued a 12% unsecured Convertible Promissory Note ("September Note #1) of $160,500, with debt issuance costs of $10,500 to an accredited investor. This September Note #1 was due and payable on September 12, 2018. The Holder shall be entitled to convert all of the outstanding and unpaid principal and accrued interest of this Note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price commencing on the date that is 180 days from the issuance date.

The conversion price hereunder shall be 50% discount to the lowest trading price during the previous 20 trading days to the date of a conversion notice.

Due to the potential adjustment in the conversion price associated with this convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $251,454 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $101,454 being recorded as a financing cost.  The debt discount of $150,000 is being amortized over the term of the convertible note.  The Company recognized interest expense of $104,795 and 45,205 during the year ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $7,336 and $3,164 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs totaled $0 and $7,336 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 12% Convertible Promissory Note of $12,084 and $5,804, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 12% Convertible Promissory Note totaled $17,889and $5,804 as of December 30, 2018 and December 31, 2017, respectively

During the years ended December 31, 2017 and December 31, 2018 the holder of the Convertible Promissory Note converted a portion of the note as follows:

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
March 27, 2018	1,000,000	$ 25,750	$ 0.0258
April 19, 2018	2,141,249	$ 22,804	$ 0.0106
July 6, 2018	2,205,759	$ 17,095	$ 0.0078
July 27, 2018	4,068,841	$ 14,241	$ 0.0035
September 4, 2018	4,704,366	$ 8,468	$ 0.0018
September 18, 2018	9,840,492	$ 15,745	$ 0.0016
October 3, 2018	5,039,293	$ 8,063	$ 0.0016
	29,000,000	$ 112,166

As of December 31, 2018 and December 31, 2017, the total balance of the September Note #2 was $48,335 and $160,500, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $48,335 and $150,000 and debt issuance costs of $0 and $10,500, respectively.

8 % Convertible Promissory Note

On October 23, 2017, the Company issued an 8% unsecured Convertible Promissory Note ("October Note") of $95,000, with debt issuance costs of $14,250 and original issue discount of $2,000 to an accredited investor. The October Note was due and payable on October 23, 2018. The holder shall be entitled to convert at any time, all of the outstanding and unpaid principal and accrued interest of the October Note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price.

The conversion price hereunder shall be 55% discount to the lowest trading price during the previous 15 trading days to the date of a conversion notice.

Due to the potential adjustment in the conversion price associated with the October Note is payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $129,589 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible note payable up to the face amount of the convertible note with the excess of $50,839 being recorded as a financing cost.  The debt discount of 78,839 is being amortized over the term of the October Note.  The Company recognized interest expense of 63,952 and 14,887 during the year ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $13,178 and $3,072 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $0 and $13,178 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the October Note of $4,035 and $1,437, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 8% Convertible Promissory Note totaled $0 and $1,437 as of December 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2017 and December 31, 2018 the holder of the October Note converted a portion of the note as follows:

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
May 10, 2018	1,380,379	$ 20,000	$ 0.0145
June 7, 2018	2,065,291	$ 18,000	$ 0.0087
June 22, 2018	2,058,329	$ 17,000	$ 0.0083
July 16, 2018	2,650,973	$ 10,352	$ 0.0039
July 26, 2018	3,501,049	$ 13,479	$ 0.0039
August 22, 2018	2,843,696	$ 7,038	$ 0.0025
September 7, 2018	6,059,494	$ 10,665	$ 0.0018
	20,559,211	$ 96,534

As of December 31, 2018 and December 31, 2017, the total balance of the October Note was $0 and $95,000, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $0 and $95,000, original issue discount of $0 and $2,000 and debt issuance costs of $0 and $14,250, respectively.

4.25 % Convertible Promissory Note

On December 18, 2017, the Company issued a 4.25% unsecured Convertible Secured Redeemable Note ("December Note") of $125,000, with debt issuance costs of $16,250 and original issue discount of $750 to an accredited investor. The December Note was due and payable on October 23, 2018. The holder shall be entitled to convert at any time following six months after the issue date and from time to time thereafter to convert all or any amount of the principal face of the note into fully paid and non-assessable shares of common stock in accordance with the stated conversion price.

The conversion price hereunder shall be 61% discount to the lowest trading price during the previous 15 trading days to the date of a conversion notice.

Due to the potential adjustment in the conversion price associated with the December Note is based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $143,675 which is recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the December Note payable up to the face amount of the December Note convertible note with the excess of $35,675 being recorded as a financing cost.  The debt discount of 108,000 is being amortized over the term of the December Note.  The Company recognized interest expense of 104,153 and 3,847 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $16,395 and $605 relating to the amortization of the original issue discount and debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $0 and $16,395 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the December Note of $5,016 and $189, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the December Note totaled $4,358 and $189 as of December 31, 2018 and December 31, 2017, respectively.

During the years ended December 31, 2017 and December 31, 2018 the holder of the December Note converted a portion of the note as follows:

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
September 25, 2018	7,716,393	$ 15,062	$ 0.0020
October 4, 2018	4,224,286	$ 8,063	$ 0.0019
	11,940,679	23,125

As of December 31, 2018 and December 31, 2017, the total balance of the December Note was $98,674 and $125,000, respectively.

As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $98,674 and $108,000, original issue discount of $0 and $750 and debt issuance costs of $0 and $16,250, respectively.

12 % Convertible Promissory Note #1

On February 8, 2018, the Company issued a 12% unsecured Convertible Promissory Note #1 of $103,000 ("2018 Note #1"), with debt issuance costs of $3,000 to an accredited investor. Net of debt issuance costs, the Company received $100,000. This 2018 Note #1 note was due and payable on November 20, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the 2018 Note #1 into fully paid and non-assessable shares of common stock.

Due to the potential adjustment in the conversion price associated with this 2018 Note #1convertible note payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $227,338 which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the 2018 Note #1 payable up to the face amount of the 2018 Note #1 Note convertible note with the excess of $127,338 being recorded as a change in fair value of derivative liability. The debt discount of $100,000 is being amortized over the term of the convertible note. The debt discount of 100,000 is being amortized over the term of the 2018 Note #1.

The Company recognized interest expense of $100,000 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $3,000 and $0 relating to the amortization of debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $0 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #1 of $6,642 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #1

Accrued interest totaled $0 and $0 as of December 31, 2018 and December 31, 2017, respectively.

During the years ended December 31, 2017 and December 31, 2018 the holder of the 2018 Note #1 converted a portion of the note as follows:

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Geneva Roth	Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
	August 9, 2018	2,755,172	$ 7,990	$ 0.0029
	August 10, 2018	3,162,069	$ 9,170	$ 0.0029
	August 13, 2018	3,089,655	$ 8,960	$ 0.0029
	August 14, 2018	3,286,207	$ 9,530	$ 0.0029
	August 21, 2018	5,588,889	$ 15,090	$ 0.0027
	August 27, 2018	5,586,957	$ 12,850	$ 0.0023
	August 28, 2018	5,590,909	$ 12,300	$ 0.0022
	August 29, 2018	6,554,545	$ 14,420	$ 0.0022
	August 30, 2018	6,552,273	$ 14,415	$ 0.0022
	August 31, 2018	2,025,000	$ 4,455	$ 0.0022
		44,191,676	109,180

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #1 was $0 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $0 and $10, original issue discount of $0 and $0 and debt issuance costs of $0 and $0, respectively.

12 % Convertible Promissory Note #2

On March 5, 2018, the Company issued a 12% unsecured Convertible Promissory Note #2 of $103,000 ("2018 Note #2), with debt issuance costs of $3,000 to an accredited investor. Net of the debt issuance costs, the Company received $100,000. This 2018 Note #2 was due and payable on December 15, 2018. The holder has the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this 2018 Note #2 to convert all or any amount of the outstanding and unpaid principal amount of the 2018 Note #2 into fully paid and non-assessable shares of Common Stock. The conversion price is 61% of the average of the lowest two trading prices for the Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

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

The Company recognized interest expense of $100,000 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $3,000 and $0 relating to the amortization of debt issuance costs. The unamortized balance of debt issuance costs and original issue discount totaled $0 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #2 of $6,180 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #2 totaled $0 and $0 as of December 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2017 and December 31, 2018 the holder of the 2018 Note #2 converted a portion of the note as follows:

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
September 7, 2018	6,550,000	$ 14,410	$ 0.0022
September 10, 2018	6,552,273	$ 14,415	$ 0.0022
September 11, 2018	7,737,500	$ 24,760	$ 0.0032
September 12, 2018	7,740,625	$ 24,770	$ 0.0032
September 13, 2018	3,732,051	$ 14,555	$ 0.0039
September 14, 2018	5,248,387	$ 16,270	$ 0.0031
	37,560,836	109,180

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #2 was $0 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $0 and $0, original issue discount of $0 and $0 and debt issuance costs of $0 and $0, respectively.

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

The Company recognized interest expense of $112,666 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $4,932 and $0 relating to the amortization of debt issuance costs. The unamortized balance of debt issuance costs totaled $1,068 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #3 of $4,937 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #3 totaled $0 and $0 as of December 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2017 and December 31, 2018 the holder of the 2018 Note #3 converted a portion of the note as follows:

Conversion Date	Number of shares of common stock	Principal and interest converted	Price per share
September 18, 2018	6,273,401	$ 12,045	$ 0.0019
September 18, 2018	8,139,557	$ 15,628	$ 0.0019
September 26, 2018	11,412,156	$ 21,911	$ 0.0019
October 3, 2018	11,116,294	$ 31,348	$ 0.0028
October 9, 2018	11,058,397	$ 31,185	$ 0.0028
	47,999,805	$ 112,117

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #3 was $18,600 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $12,600 and $0, original and debt issuance costs of $6,000 and $0, respectively.

0% Promissory Note

On November 15, 2018, the Company issued a 0% unsecured Promissory Note of $150,000 ("2018 Note #4"), with original issue discount of $20,000 to an accredited investor. Net of debt issuance costs, the Company received $130,000. This 2018 Note #4 is due and payable on August 15, 2019. The holder is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note and accrued interest then outstanding into shares of Common Stock. The conversion price is the closing price of the Company's common stock on the date the note was funded.

Beginning on February 15, 2019 and continuing on the 15th of every consecutive calendar month for seven months, the Company shall make a cash payment of $21,429 to the Holder of the 2018 Note #4.

Due to the potential lack of available common share associated with this 2018 Note #4 payable based on the Company's stock price,

the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $108,268 which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the 2018 Note #4 payable up to the face amount of the 2018 Note #4. The debt discount of 130,000 is being amortized over the term of the 2018 Note #4.

The original issue discount of 20,000 is being amortized over the term of the 2018 Note #4.

The Company recognized interest expense of 21,905 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $3,370 and $0 relating to the amortization of original issue discount costs. The unamortized balance of original issuance discount totaled $16,630 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #4 of $0 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #4totaled $0 and $0 as of December 30, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #4 was $150,000 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $130,000 and $0 and original issue discount costs of $20,000 and $0, respectively.

8% Convertible Promissory Note

On October 8, 2018, the Company issued a 8% unsecured Convertible Promissory Note of $50,000 ("2018 Note #5"), with debt issuance costs of $1,000 to an accredited investor. Net of debt issuance costs, the Company received $49,000. This 2018 Note #5 is due and payable on April 8, 2019. The holder is entitled, at its option, at any time on or after the maturity date, to convert all or any amount of the principal face amount of this Note and accrued interest then outstanding into shares of Common Stock. The conversion price shall equal the lesser of (i) 80% multiplied by lowest trading price for the common stock during the five trading day period ending on the last complete trading day prior to the conversion date or (ii) $0.0065.

Due to the potential adjustment in the conversion price associated with this 2018 Note #5 payable based on the Company's stock price, the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $53,220 which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the 2018 Note #4 payable up to the face amount of the 2018 Note #4 with the excess of $3,220 being recorded as a change in fair value of derivative liabilities. The debt issuance cost of 1,000 is being amortized over the term of the 2018 Note #5.

The Company recognized interest expense of 22,077 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $462 and $0 relating to the amortization of original issue discount costs. The unamortized balance of debt issuance costs totaled $538 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #5 of $921 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #5 totaled $921 and $0 as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #5 was $50,000 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $49,000 and $0 and debt issuance costs of $1,000 and $0, respectively.

0% Convertible Promissory Note

On October 8, 2018, the Company issued a 0% unsecured Convertible Promissory Note of $200,000 ("2018 Note #6") for advertising services. This 2018 Note #6 is due and payable on April 8, 2019. The holder is entitled, at its option, at any time on or after the maturity date, to convert all or any amount of the principal face amount of this Note and accrued interest then outstanding into shares of Common Stock. The conversion price shall equal 90% multiplied by lowest trading price for the common stock during the five trading day period ending on the last complete trading day prior to the conversion date.

Due to the potential adjustment in the conversion price associated with this 2018 Note #6 payable based on the Company's stock price,

the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $184,979 which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the 2018 Note #6payable.

The Company recognized interest expense of 100,077 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #6 was $200,000 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $200,000 and $0 and debt issuance costs of $0 and $0, respectively.

The 2018 Note #6 was recorded as a prepayment of advertising costs and expensed over the term of the consulting contract. During the years ended December 31, 2018 and December 31, 2017, $94,382 and $0 was expensed as advertising costs, respectively.

8% Convertible Promissory Note

On October 8, 2018, the Company issued a 8% unsecured Convertible Promissory Note of $50,000 ("2018 Note #7"), with debt issuance costs of $1,000 to an accredited investor. Net of debt issuance costs, the Company received $49,000. This 2018 Note #7 is due and payable on April 8, 2019. The holder is entitled, at its option, at any time on or after the maturity date, to convert all or any amount of the principal face amount of this Note and accrued interest then outstanding into shares of Common Stock. The conversion price shall equal the lesser of (i) 80% multiplied by lowest trading price for the common stock during the five trading day period ending on the last complete trading day prior to the conversion date or (ii) $0.0065.

Due to the potential adjustment in the conversion price associated with this 2018 Note #7 payable based on the Company's stock price,

the Company determined the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $53,220 which is recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the 2018 Note #7 payable up to the face amount of the 2018 Note #7 with the excess of $3,220 being recorded as a change in fair value of derivative liabilities. The debt issuance cost of 1,000 is being amortized over the term of the 2018 Note #7.

The Company recognized interest expense of 22,077 and $0 during the years ended December 31, 2018 and 2017, respectively for the amortization of the debt discount.

During the year ended December 31, 2018 and 2017 the Company recognized interest expense of $462 and $0 relating to the amortization of original issue discount costs. The unamortized balance of debt issuance costs totaled $538 and $0 at December 31, 2018 and December 31, 2017, respectively.

The Company recorded interest expense in connection with the 2018 Note #7 of $921 and $0, for the year ended December 31, 2018 and 2017, respectively. Accrued interest due under the 2018 Note #7 totaled $921 and $0 as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of the 2018 Note #7 was $50,000 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $49,000 and $0 and debt issuance costs of $1,000 and $0, respectively.

Other

As of now, the Company was unable to repay amounts due for the April Note, July Note, July Note #2, September Notes #1 and #2 , and 2018 Note #2, #4, #6, #7 and December note that were issued during the year ended December 31, 2017 and December 31, 2018. The inability to repay represents an event of default. The holders of the notes have not declared a default.

Note 9 – Notes Payable

On May 21, 2018, the Company into a loan agreement ("Loan #1) in the amount of $28,500. The repayment amount is $40,470 to be paid through a daily withdrawal from the Company's bank account of $165 per day. This loan is secured by the Company's all accounts, chattel paper, cash, deposits accounts, documents, equipment, general intangibles, instruments, inventory, or investment property.

The Company received $27,767, net of $733 in fees. Payments of $17,278 and $0 were made during the year ended December 31, 2018 and December 31, 2017, respectively.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Interest expense was $8,104 and $0 for the years ended December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of the Loan #1was $11,222 and $0, respectively. As of December 31, 2018 and December 31, 2017 the balance comprised of principal note balance of $10,489 and $0 and fees of $733 and $0, respectively.

On July 10, 2018, the Company issued 30% unsecured Promissory Note ("Loan #2) to an accredited investor in the amount of $50,000. The maturity date of Loan #2 was January 10, 2019. Progress payments of $5,000 each was due beginning on August 10, 2018 until December 31, 2018. During the year ended December 31, 2018, two payments were made.

Interest expense was $14,185 and $0 for the years ended December 31, 2018 and December 31, 2017, respectively.

Accrued interest at December 31, 2018 and December 31, 2017 was $14,185 and $0, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of the Loan #2 was $40,000 and $0, respectively.

On August 10, 2018, the Company issued 0% unsecured Promissory Note ("Loan #3) in the amount of $52,500. The Company received $50,000, net of $2,500 in origination fees. The maturity date of Loan #3 was November 10, 2018. No payments were made during 2018.

Interest expense was $0 and $0 for the years ended December 31, 2018 and December 31, 2017, respectively.

Accrued interest at December 31, 2018 and December 31, 2017 was $0 and $0, respectively.

As of December 31, 2018 and December 31, 2017, the total balance of Loan #3 was $50,000 and $0, respectively.

As of now, the Company was unable to repay amounts due for Loans #1, Loan #2 and Loan #3 that were issued during the year ended December 31, 2018. The inability to repay represents an event of default. The holders of the notes have not declared a default.

Note 10 – Stockholders' Equity

Common stock

During 2018, the Company issued shares of common stock as follows:

•	200,000 shares was issued to one of the officers in connection with his employment agreement The shares were valued at $32,400 based on the Company's stock price at the date of issuance;
•	1,000,000 shares were issued for conversion of $375,000 of accrued salary and interest. The shares were value at $375,000 which represent a 25% discount to the closing stock price of $.005 at August 8, 2018;
•	300,000 shares for note amendment; and
•	343,854,353 shares for convertible debt conversions into common stock.

During 2017, the Company issued shares of common stock as follows:

•	2,342,000 shares for services valued at $1,558,978. The shares were valued based on the Company's stock price at the date of issuance;
•	142,868 shares for cash of $224,500;
•	462,500 shares upon the exercise of stock options;
•	1,300,000 shares for the conversion of a note payable into equity;
•	85,000 shares for inducement shares;
•	1,100,000 shares for the conversion of a convertible note payable into equity; and
•	69,965 shares utilized to pay accounts payable.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Stock options

The following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Agregate Intrinsic Value
Outstanding, December 31, 2016	1,156,250	0.001	4.59	2,554,156
Granted	6,500,000	0.001	-	-
Forfeited	-	-	-	-
Exercised	(462,500)	0.001		-
Outstanding, December 31, 2017	7,193,750	-	4.58	-
Exercisable and vested at December 31, 2017	1,763,750	0.001	4.66	128,754
Granted	1,000,000	0.001	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2018	8,193,750	0.001	3.70	-

Exercisable and vested at December 31, 2018	2,383,750	0.001	3.54	3,974

1,000,000 options was issued during the year ended December 31, 2018 to Daniel Kryger in connection with his employment agreement. Upon execution of the employment agreement, Daniel Kryger was issued 1,000,000 stock options with a five year life and an exercise price of $.001. Twenty five percent vested upon execution of the employment agreement, twenty five percent will vest upon the Company reaching 1,000,000 in aggregate sales, twenty five percent will vest upon the Company reaching 2,000,000 in aggregate sales and twenty five percent will vest upon the Company reaching 3,000,000 in aggregate sales.

For options granted during 2018 and 2017 where the exercise price was less than the stock price at the date of the grant, the weighted-average FV of such options was $0.162 and $0.37 per share, respectively, and the weighted-average exercise price of such options was $0.001 and $0.001, respectively.  There was 0options and 5,000,000 warrants granted during 2018 and 6,500,000 options and 0 warrants granted during 2017 where the exercise price was equal to or greater than the stock price at the date of grant.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The FV of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $1,139,629 and $840,328 during 2018 and 2017, respectively. At December 31, 2018, the unamortized stock option expense was $1,182,616 which will be amortized to expense through October 1, 2021 and when certain milestone are met.

The assumptions used in calculating the FV of options granted using the Black-Scholes option- pricing model for options granted in 2018 and 2017 are as follows:

	2018	2017
Risk-free interest rate	1.92%	1.92%
Expected life of options	5.0 Years	5.0 Years
Expected volatility	182%	129%
Expected dividend yield	0%	0%

Warrants

In connection with 2018 Note 4, 5,000,000 warrants were issued on November 15, 2018. The warrants have a 3 year life and have an exercise price of $0.01. In addition, if the market price of one warrant share is greater than the exercise price, the holder may elect to receive warrant shares, in lieu of a cash exercise, equal to the value of the warrant determined as follows:

X = Y (A-B)/A

where X = the number of warrant shares to be issued to holder;

Y = the number of warrant shares that the holder elects to purchase under this warrant

A = the market price

B = exercise price

The warrants were valued for $23,347 and recorded as derivative and debt discount as the warrants were tainted by other convertible notes with variable conversion price. The intrinsic value of the 5,000,000 warrants as of December 31, 2018 is $0.

There were no outstanding warrants as of December 31, 2017.

The assumptions used in calculating the FV of warrants granted using the Black-Scholes option- pricing model for warrants granted in 2018 and 2017 are as follows:

	2018	2017
Risk-free interest rate	2.91%	0.00%
Expected life of options	3.0 Years	0
Expected volatility	225%	0%
Expected dividend yield	0%	0%

Note 11 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2018, one customers accounted for 38% and one customer accounted for 14% of accounts receivable.  For the year ended December 31, 2017, one customer accounted for 30% and one customer account for 14% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payables.

For the year ended December 31, 2018, no vendor accounted for 10% of accounts payable.  For the year ended December 31, 2017, one vendor accounted for 10% of accounts payable.

Note 12 – Income Taxes

For tax purposes the Company has federal net operating loss ("NOL") carryovers of approximately $5,500,000 as of the year ended December 31, 2018, that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2025. As a result of the Company's reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  Because of the impacts of the valuation allowance, there was no income tax expense or benefit for 2018 and 2017.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax asset
NOL carryforward	$ 2,103,903	$ 1,045,781
State income tax	-	248,996
Stock compensation	(324,841)	(192,786)
Amortization of debt discount	(210,647)	(248,168)
Accrued interest	19,483	(6,253)
Gain on the settlement of liabilities	-	9,000
Gain/loss of change in FV of derivatives	(416,562)	(135,821)
Bad debt expense	(7,024)	-
	$ 1,164,312	$ 720,749
Valuation allowance	(1,164,312)	(720,749)
	$ -	$ -

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

A reconciliation of the differences between the effective and statutory income tax rates for year ended December 31, 2018 and 2017:

	2018		2017
	Amount	Percent	Amount	Percent
Federal statutory rates	$ 1,383,154	21.0%	$ 1,045,781	21.0%
State income tax	-	0.0%	248,996	5.0%
Stock compensation	(324,841)	-4.9%	(192,786)	-3.9%
Amortization of debt discount	(210,647)	-3.2%	(248,168)	-5.0%
Accrued interest	19,483	0.3%	(6,253)	-0.1%
Gain on settlement of liabilities	-	0.0%	9,000	-0.2%
Gain/loss of change in FV of derivatives	(416,562)	-6.3%	(135,821)	-2.7%
Bad debt expense	(7,024)	-0.1%		0.0%
Valauation Allowance	(443,563)	-6.7%	(720,749)	-14.5%
	$ -	0.0%	$ -	0.0%

The Company recorded as of December 31, 2018 and 2017a valuation allowances of $1,164,312 and $720,749, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company's lack of profitable operating history.

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

The effective rate used for estimation of deferred taxes was 21% for the years ended December 31, 2018 and 2017.

The tax years that remain subject to taxing authorities' examination at December 31, 2018 are 2016 through 2018. The Company's policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions. The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2018 and 2017.

The Company has net operating loss carry-forwards of approximately $5,500,000 as of December 31, 2018 Such amounts are subject to IRS code section 382 limitations and expire in 2030. The 2016 to 2018 tax years are still subject to audit.  As a limited liability company, through June 30, 2015, in the event of an examination of the Company's tax return for the periods prior to July 1, 2015, the tax liability of the members could be changed if an adjustment in the Company's income (loss) is ultimately sustained by the taxing authorities.

PURA NATURALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

In lieu of cash of $60,345 for outstanding attorney invoices, 6,611,200 common shares are to be issued. A liability of $60,345 was recorded as of December 31, 2018 which will be offset when common shares are issued.

Note 13 - Subsequent Events

On January 31, 2019, Pura Naturals, Inc. (the “Company”) held an Annual Meeting of Stockholders (the “Annual Meeting”), at which the Company’s stockholders approved an amendment to the Company’s articles of incorporation (the “Certificate of Incorporation”) and adopted Company’s Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) to increase the authorized shares of the Company’s common stock from 500,000,000 to 1,500,000,000 and to authorized a reverse split of the Company’s commons stock in a ratio of between 1 to 5 and 1 to 50 at the Board’s discretion.

On February 20, 2019, the holder of the December convertible note (see Note 8) converted $33,674 of principal and $1,947 of interest into equity. The conversion price was $0.002684 per share for a total of 13,271,643 common shares.

On February 20, 2019, the holder of the 2018 Note #3 (see Note 8) converted $18,600 of principal and $1,423 of interest into equity. The conversion price was $0.0018 per share for a total of 11,123,761 common shares.

On March 11, 2019, the holder of the September Note #1 (see Note 8) converted $37,311 of principal into equity. The conversion price was $0.0015 per share for a total of 24,873,931 common shares.

On March 22, 2019, the holder of the December convertible note (see Note 8) converted $25,000 of principal and $2,523 of interest into equity. The conversion price was $0.001708 per share for a total of 16,113,934 common shares.

On March 18, 2019, the holder of the April convertible note (see Note 8) converted $22,500 of principal into equity. The conversion price was $0.00225 per share for a total of 10,000,000 common shares.

On March 18, 2019, the Company issued pursuant to employment contracts 220,143,169 shares of common stock for deferred salary and accrued interest.

On April 1, 2019, the holder of the April convertible note (see Note 8) converted $14,775 of principal into equity. The conversion price was $0.0014775 per share for a total of 10,000,000 common shares.

On April 4, 2019, the holder of the 2018 Note #4 (see Note 8) converted $23,820 of principal into equity. The conversion price was $0.00075 per share for a total of 31,760,000 common shares.

On July 1, 2019, the Company issued 65,000,000 shares of common stock to various employees and consultants as compensation under the equity compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUR NATURALS, INC

	By:	/s/ Robert Doherty
Robert Doherty
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: July 24, 2019

