Form 10-Q
period 2019-03-31
PURA NATURALS, INC.
filed 2019-09-09
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act ☐

The number of shares of the registrant's only class of common stock issued and outstanding as of September 9, 2019 was 910,838,833 shares.

1

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Pura Naturals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$12,600	$29,777
Accounts receivable, net of allowance of $33,448 and $33,448	58,190	52,001
Inventory	106,331	115,171
Prepaid expenses and other current assets	6,010	106,010
Total Current Assets	183,131	302,959
OTHER ASSETS
Intangible assets, net	633,042	657,950
Total Other Assets	633,042	657,950
TOTAL ASSETS	$816,173	$960,909

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$536,047	$496,213
Accrued expenses	402,175	822,622
Due to related parties	672,042	594,423
Deferred revenues	25,000	25,000
Notes payable	100,522	103,722
Convertible note payable, net of discount of $184,623 and $272,633	821,184	775,690
Derivative liabilities	538,803	1,209,150
Total Current Liabilities	3,095,773	4,026,820
TOTAL LIABILITIES	3,095,773	4,026,820

Commitments and contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 779,078,833 and
483,552,395 shares issued and outstanding at March 31, 2019 and December 31, 2018	779,078	483,551
Additional paid-in capital	11,245,456	10,362,669
Accumulated deficit	(14,304,134)	(13,912,131)
TOTAL STOCKHOLDERS' DEFICIT	(2,279,600)	(3,065,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$816,173	$960,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pura Naturals, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales	$94,639	$69,064
Cost of goods sold	69,611	43,893
GROSS PROFIT	25,028	25,171

OPERATING EXPENSES
Selling expenses	130,344	40,745
General and administrative expenses	687,071	779,543
Total Operating Expenses	817,415	820,288
LOSS FROM OPERATIONS	(792,387)	(795,117)

OTHER INCOME (EXPENSE)
Interest expense	(253,433)	(312,810)
Change in value of derivative liability	653,817	(1,323,375)
Total Other Income (Expense)	400,384	(1,636,185)
LOSS BEFORE INCOME TAX PROVISION	(392,003)	(2,431,302)

Income tax provision	-	-

NET LOSS	$(392,003)	$(2,431,302)

Weighted average shares outstanding
BASIC AND DILUTED	534,505,573	41,506,270

Loss per share
BASIC AND DILUTED	$(0.00)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pura Naturals, Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	483,552,395	$483,551	$10,362,669	$(13,912,131)	$(3,065,911)

Common stock issued for notes principal and accrued interest conversions	75,383,269	75,384	67,595		142,979
Common stock issued for current services and deferred compensation	220,143,169	220,143	447,472		667,615
Fair value of options			235,190		235,190
Derivative liabilities extinguished on conversion			132,530		132,530
Net loss				(392,003)	(392,003)

Balance, March 31, 2019	$779,078,833	$779,078	$11,245,456	$(14,304,134)	$(2,279,600)

Balance, December 31, 2017	39,114,709	$39,115	$5,710,270	$(7,325,684)	$(1,576,299)

Common stock issued for notes principal conversions	5,317,460	5,317	204,508		209,825
Common stock issued for cash	83,333	83	4,917		5,000
Common stock issued to extend due date of convertible debt	300,000	300	25,200		25,500
Common stock issued for services	200,000	200	32,200		32,400
Fair value of options			120,567		120,567
Derivative liabilities extinguished on conversion			132,573		132,573
Net loss				(2,431,302)	(2,431,302)

Balance, March 31, 2018	45,015,502	$45,015	$6,230,235	$(9,756,986)	$(3,481,736)

Pura Naturals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(392,003)	$(2,431,302)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of intangible assets	24,908	24,625
Amortization of debt discounts	204,010	274,389
Change in fair value of derivative instruments	(653,817)	1,323,375
Fair value of options vested	235,190	120,567
Common stock issued for services	211,250	32,400
Common stock issued for convertible note due date extension		25,500
Change in current assets and liabilities		-
Accounts receivable	(6,189)	(4,960)
Inventory	8,840	(14,679)
Due to related parties	77,619	2,508
Prepaid expenses and other assets	100,000	34,220
Accounts payable	39,834	75,252
Accrued expenses	41,812	188,921
Net Cash Used in Operating Activities	(108,546)	(349,184)

INVESTING ACTIVITIES
Payment for intangible assets	-	(950)
Net Cash Used in Investing Activities	-	(950)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from issuance of convertible notes payable	116,000	320,000
Proceeds from issuance of notes payable	22,515	-
Payments on convertible notes payable	(21,431)	-
Payments on notes payable	(25,715)	-
Net Cash Provided by Financing Activities	91,369	325,000

NET DECREASE IN CASH	(17,177)	(25,134)

CASH, BEGINNING OF PERIOD	29,777	67,422

CASH, END OF PERIOD	$12,600	$42,288

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$142,979	$209,825
Debt discount for new issuances due to derivative feature of convertible note	$116,000	$320,000
Common stock issued for deferred compensation	$456,365	$-
Derivatie liability extinguished on conversion	$132,530	$132,573

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

Note 1 – Organization and Basis of Presentation

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

The unaudited financial statements were prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on July 24, 2019. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from sales of consumer products to wholesalers, mass merchandisers and retail stores . In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for us on January 1, 2018. We applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post delivery obligations, this did not result in a material recognition of revenue on our accompanying consolidated financial statements for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation . FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 8,193,750 and 8,193,750 options outstanding as of March 31, 2019 and December 31, 2018, respectively.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share . Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

	March 31,	March 31,
	2019	2018
Options	8,193,750	8,193,750
Warrants	5,000,000	-
Convertible notes	473,436,176	102,953,201
Total	486,629,926	111,146,951

 Reclassification

Certain amounts in the prior period financial statements were reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any leases covered by this new ASU.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Going Concern

The Company's consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on July 18, 2016. Management recognizes successful business operations and the Company's transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

The Company incurred losses from operations of $792,387 for the three months ended March 31, 2019 and $3,394,068 for the year ended December 31, 2018, and had an accumulated deficit of $14,304,134 at March 31, 2019. In addition, the Company used cash in operating activities of $108,546 for the three months ended March 31, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Note 4 – Intangible Assets

The following are the details of intangible assets at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Licenses	$996,346	$996,346
Trademarks	13,055	13,055
	1,009,401	1,009,401
Less accumulated amortization	(376,359)	(351,451)
	$633,042	$657,950

Amortization expense for the three months ended March 31, 2019 and 2018 was $24,908 and $24,625, respectively.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

The following summarizes estimated future amortization expense as of March 31, 2019 related to intangible assets:

Twelve months ending March 31:
2020	$ 100,883
2021	100,883
2022	100,883
2023	100,883
2024	100,883
Thereafter	128,627
$ 633,042

Note 5 –Related Party Transactions

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.

Due to Related Parties - Advanced Innovative Recovery Technologies, Inc.

During the three months ended March 31, 2019 and 2018, the overhead allocation charged to the Company from Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company, was $30,000 and $30,000, respectively for office space provided and other items such as minor warehouse space, office / warehouse supplies and resource function allocation. During 2017 and 2018, the amounts charged from Advanced Innovative Recovery Technologies, Inc, included in cost of goods sold was $41,226 and $18,562 of the total cost of goods sold the three months ended March 31, 2019 and 2018, respectively. Amounts owed to Advanced Innovative Recovery Technologies, Inc as of March 31, 2019 and December 31, 2018 was $666,535 and $588,916, respectively.

Due to Related Parties – B3 LLC

B3, LLC is an inactive subsidiary of Advanced Innovative Recovery Technologies, Inc. Amount due to B3, LLC as of March 31, 2019 and December 31, 2018 was $5,507 and $5,507 respectively.

Due to Related Parties - Officers

As March 31, 2019 and December 31, 2018, the Company had $41,382and $479,937 (which had been netted against $56,269 notes receivable and advances to the officers that the Company) of accrued salaries due to four officers which is included in accrued expenses.

Note 6 - Fair Value Measurement

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company uses Level 3 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. At March 31, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2019
Description	March 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes and warrants	$ 538,803	$ -	$ -	$ 538,803

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes and warrants	$ 1,209,150	$ -	$ -	$ 1,209,150

The related gain (loss) on change in fair value of derivatives totaled $653,817 and $(1,323,375) for the three months ended March 31, 2019 and 2018, respectively.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

Note 7 -  Derivative Liabilities

The Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the convertible note represents an embedded derivative since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Due to the lack of available common shares for all conversions, convertible notes with a fixed conversion price as well as warrants were categorized as a derivative.

Therefore, the fair value of the derivative instruments was recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the notes. Such discounts will be accreted from the issuance date to the maturity date of the notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities on the convertible notes were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The change in the fair value of the Company's derivative liabilities from December 31, 2018 to March 31, 2019 is as follows:

Derivative liability balance, December 31, 2018	$1,209,150
Discount on debt	116,000
Reclass to equity due to conversions	(132,530)
Fair value mark to market adjustments	(653,817)
Derivative liability balance, March 31, 2019	$538,803

The fair value's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management at March 31, 2019 and December 31, 2018:

		March 31,		December 31,
		2019		2018

Stock price	$	0.003 – 0.008	$	0.003 - 0.043
Risk free rate		2.21% -2.59%		1.96% - 2.70%
Volatility		0% - 323%		93% - 455%
Conversion/ Exercise price	$	0.0015 - 0.005	$	.0016 - 0.0093
Terms (years)		0.0027-2.67		0.0027-2.92
Dividend rate		0%		0%

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

Note 8 – Convertible Notes Payable

Convertible notes payable at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Dated April 7, 2017 for $570,000; accrues interest at 0% per annum; due January 7, 2018 (the holder of the note has not declared a default); secured by 500,000 shares of the Company's common stock; convertible into common stock at 75% of the average of the 3 lowest trading prices 5 days prior to conversion (currently in default).	$74,754	$97,256
Dated July 14, 2017 for $330,000 with debt issuance costs of $30,000; accrues interest at 0% per annum; due April 17, 2018; convertible into common stock at 65% of the lowest trading price 30 days prior to conversion (currently in default).	330,000	330,000
Dated July 5, 2017 for $220,000 with debt issuance costs of $20,000; accrues interest at 8% per annum; due January 6, 2018; convertible into common stock at 60% of the average of the 3 lowest trading prices 5 days prior to conversion (currently in default).	5,458	5,458
Dated September 12, 2017 for $160,500 with debt issuance costs of $10,500; accrues interest at 12% per annum; due September 12, 2018; convertible into common stock at 50% of the lowest trading price 20 days prior to conversion (currently in default).	11,024	48,335
Dated December 18, 2017 for $125,000 with debt issuance costs of $16,250; accrues interest at 4.25% per annum; due October 23, 2018; convertible into common stock at 61% of the lowest trading price 15 days prior to conversion (currently in default).	40,000	98,674
Dated March 6, 2018 for $126,000 with debt issuance costs of $6,000; accrues interest at 8% per annum; due March 6, 2019; convertible into common stock at 60% of the lowest trading price 20 days prior to conversion (currently in default).	-	18,600
Dated October 8, 2018 for $50,000 with debt issuance costs of $1,000; accrues interest at 8% per annum; due April 8, 2019; convertible into common stock at the lower of 80% of the lowest trading price 5 days prior to conversion or $0.0065 (currently in default).	50,000	50,000

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

	March 31,	December 31,
	2019	2018
Dated October 8, 2018 for $50,000 with debt issuance costs of $1,000; accrues interest at 8% per annum; due April 8, 2019; convertible into common stock at the lower of 80% of the lowest trading price 5 days prior to conversion or $0.0065 (currently in default).	$50,000	$50,000
Dated October 8, 2018 for $200,000; accrues interest at 0% per annum; due April 8, 2019; convertible into common stock at 90% of the lowest trading price 5 days prior to conversion (currently in default).	200,000	200,000
Dated November 15, 2018 for $150,000 with debt issuance costs of $20,000; accrues interest at 0% per annum; due August 15, 2019; convertible into common stock at $0.005 per share. The Company also issued the investor 5,000,000 warrants in connection with this convertible note (currently in default).	128,571	150,000
Dated January 22, 2019 for $63,000; accrues interest at 12% per annum; due November 15, 2019; convertible into common stock at 61% of the average of the 2 lowest trading prices 10 days prior to conversion.	63,000	-
Dated March 4, 2019 for $53,000; accrues interest at 12% per annum; due December 31, 2019; convertible into common stock at 61% of the average of the 2 lowest trading prices 10 days prior to conversion.	53,000	-
	1,005,807	1,048,323
Less debt discount	(184,623)	(272,633)

	$821,184	$775,690

The discounts on convertible notes payable arise from the conversion features of certain convertible notes being treated as derivative liabilities (see Note 7). In addition, the discounts also includes debt issuance costs. The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended March 31, 2019 and 2018 amounted to $204,010 and $274,389, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations. The unamortized discount balance for these notes was $184,623 as of March 31, 2019, which is expected to be amortized over the next 12 months.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

A summary of the activity in the Company's convertible notes payable is provided below:

Balance, December 31, 2018	$775,690
Issuance of new convertible notes	116,000
Repayment of convertible notes in cash	(21,431)
Converted into shares of common stock	(137,085)
Debt discount on new notes	(116,000)
Amortization of debt discounts	204,010
Balance, March 31, 2019	$821,184

Note 9 – Notes Payable

Notes payable at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Dated August 10, 2018; accrues interest at 0% per annum; unsecured; due on November 10, 2018 (currently in default).	$52,500	$52,500
Dated July 10, 2018; accrues interest at 30% per annum; unsecured; due on January 10, 2019 (currently in default).	25,000	40,000
Dated May 21, 2018; secured by virtually all the Company's assets; daily repayments of $165 for 246 days.	1,142	11,222
Dated March 26, 2019; daily repayments of $170 for 248 days; guaranteed by an officer of the Company	21,880	-
	$100,522	$103,722

Note 10 – Stockholders' Equity

Common stock

On January 31, 2019, the Company held an Annual Meeting of Stockholders (the "Annual Meeting"), at which the Company's stockholders approved an amendment to the Company's articles of incorporation ( the "Certificate of Incorporation") and adopted Company's Amended and Restated Articles of Incorporation (the "Certificate of Amendment") to increase the authorized shares of the Company's common stock from 500,000,000 to 1,500,000,000 and to authorize a reverse split of the Company's commons stock in a ratio of between 1 to 5 and 1 to 50 at the Board's discretion.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

During three months ended March 31, 2019, the Company issued shares of common stock as follows:

•	75,383,269 shares for the conversion of $137,085 of convertible notes payable and $5,894 of accrued interest; and

•	220,143,169 shares for executive compensation of $667,615 of which $211,250 was for services rendered in 2019 and $456,365 was for services rendered prior to 2019 that was previously accrued. The value of the shares were determined based on a 25% discount to the closing stock price on the grant date.

During the three months ended March 31, 2018, the Company issued shares of common stock as follows:

	300,000 shares valued at $25,500 for extension of due date;
	5,317,460 shares for the conversion of $209,825 of convertible notes payable; in payment of convertible notes (See Note 8)
	83,333 shares for $5,000 cash; and
	200,000 shares valued at $32,400 for employment agreement.

Stock options

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	8,193,750	$0.001	3.70
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2019	8,193,750	$0.001	3.45
Exercisable, March 31, 2019	2,476,250	$0.001	3.26	$3,888

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $235,190 and $120,567 during three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the unamortized stock option expense was $947,424 which will be amortized to expense through October 1, 2021 and when certain milestone are met.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended March 31, 2019

Warrants

In connection with note issued in 2018, 5,000,000 warrants were issued on November 15, 2018. The warrants have a 3 year life and have an exercise price of $0.01. In addition, if the market price of one warrant share is greater than the exercise price, the holder may elect to receive warrant shares, in lieu of a cash exercise, equal to the value of the warrant determined as follows:

X = Y (A-B)/A

where X = the number of warrant shares to be issued to holder;

Y = the number of warrant shares that the holder elects to purchase under this warrant

A = the market price

B = exercise price

The warrants were valued for $23,347 and recorded as derivative and debt discount as the warrants were tainted by other convertible notes with variable conversion price. The intrinsic value of the 5,000,000 warrants as of March 31, 2019 is $0.

Note 11 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

At March 31, 2019, four customer accounted for 20%, 19% 18% and 16% of accounts receivable. At December 31, 2018, two customers accounted for 38% and 14% of accounts receivable.

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payables.

At March 31, 2019, one vendor accounted for 14% of accounts payable. At December 31, 2018, no vendor accounted for 10% of accounts payable.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

In lieu of cash of $60,345 for outstanding attorney invoices, 6,611,200 common shares are to be issued. A liability of $60,345 was recorded as of March 31, 2019 and December 31, 2018 which will be offset when common shares are issued.

Note 13 - Subsequent Events

Subsequent to March 31, 2019 the Company had the following :

•	Issued 75,760,000 shares of common stock for the conversion of $75,195 of convertible notes;
•	Issued 65,000,000 shares of common stock to employees for services rendered.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
Sales	$94,639	$69,064	$25,575	37.0%
Cost of goods sold	69,611	43,893	25,718	58.6%
Gross profit	25,028	25,171	(143)	-0.6%
Selling expenses	130,344	40,745	89,599	219.9%
General and administrative expenses	687,071	779,543	(92,472)	-11.9%
Interest expense	253,433	312,810	(59,377)	-19.0%
Change in value of derivative liability	(653,817)	1,323,375	(1,977,192)	-149.4%
Net loss	$(392,003)	$(2,431,302)	2,039,299	-83.9%

Sales for the three months ended March 31, 2019 were $94,639, an increase of $25,575 or 37.0% compared to the same period in 2018.  The increase was due to the successful launch and sales of the new Grease Beast product line.

Cost of goods sold for the three months ended March 31, 2019 were $69,611 an increase of $25,718 or 58.6% compared to the same period in 2018.  The increase in cost of goods was due to the increase in sales. Cost of goods sold as a percentage of sales was 73.6% for the three months ended March 31, 2019 compared to 63.6% for the same period in 2018.  Cost of goods sold increased as a percentage of sales due to an increased cost to manufacture the product.

Selling expenses for the three months ended March 31, 2019 were $130,344 an increase of $89,599 or 219.9% compared to the same period in 2018.  The increase was due to an increase in retaining outside marketing consultants and media promotions.

General and administrative expenses for the three months ended March 31, 2019 were $687,071 a decrease of $92,472 or 11.9% compared to the same period in 2018. The change is due to a decrease in professional fees offset by an increase in compensation expense.

Interest expense for the three months ended March 31, 2019 was $253,433 a decrease of $59,377 or 19.0% compared to the same period in 2018.  The decrease was mainly due to the decrease in amortization of debt discounts on the convertible notes for the three months ended March 31, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $12,600 in cash.

At March 31, 2019, we had current assets of $183,131 and current liabilities of $3,095,773 resulting in a working capital deficit of $2,912,642. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $108,546 during the three months ended March 31, 2019, compared to $349,184 in net cash used during the three months ended March 31, 2018.  The decrease in cash used in operating activities is due to the changes in the operating assets and liabilities for the three months ended March 31, 2019 compared to the same period in 2018.

Cash flows used by investing activities was $0 during the three months ended March 31, 2019 compared to cash used in investing activities of $950 during the three months ended March 31, 2018.  The decrease in cash used by investing activities is due to trademark acquisition in 2018.

Cash flows provided by financing activities were $91,639 during the three months ended March 31, 2019 compared to $325,000 for the three months ended March 31, 2018.  The decrease in cash provided by financing activities is principally due to the decrease in proceeds from the issuance of convertible debt.  For the future, we expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

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

On March 6, 2018, the Company issued an 8% Convertible Redeemable Note of $126,000, with debt issuance costs of $6,000 to an accredited investor. This convertible note is due and payable on March 6, 2019. The holder is e5ntitled, at its option, at any time after six months, to convert all or any amount of the principal face amount of this note then outstanding into shares of common stock. The conversion price is 60% of the lowest trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

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

On January 22, 2019, the Company issued a 12% convertible note payable for $63,000. This convertible note is due and payable on November 15, 2019. The holder has the right to convert any portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock. The conversion price shall equal to 61% of the average of the two lowest trading prices 10 days prior to conversion.

 On March 4, 2019, the Company issued a 12% convertible note payable for $53,000. This convertible note is due and payable on December 31, 2019. The holder has the right to convert any portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of common stock. The conversion price shall equal to 61% of the average of the two lowest trading prices 10 days prior to conversion.

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

On March 26, 2019, the Company entered into an unsecured promissory note for net proceeds of $22,515 The note accrues interest at 149% per annum; requires daily repayments of $170 for 248 days and is guaranteed by an officer of the Company.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2019.

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying consolidated financial statements for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $792,387 for the three months ended March 31, 2019 and $3,394,068 for the year ended December 31, 2018, and had an accumulated deficit of $14,304,134 at March 31, 2019. In addition, we used cash from operating activities of $108,546 for the three months ended March 31, 2019.  These factors raise substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any leases covered by this new ASU.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures     –   As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a15(e)) as of March 31, 2019, are not effective, due to lack of segregation of duties and ineffective controls over period end financial disclosures and reporting processes, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2019, the Company issued 75,383,269 shares for the conversion of $137,085 of convertible notes payable and $5,894 of accrued interest; and issued 220,143,169 shares for executive compensation of $667,615 of which $211,250 was for services rendered in 2019 and $456,365 was for services rendered prior to 2019 that was previously accrued.

The above issuances in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Not applicable

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.2	Articles of Amendment to Articles of Incorporation ( incorporated herein by reference from Exhibit 3.4 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
3.3	Articles of Amendment of Amended Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2016) .
3.4	By-Laws (incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form S-1 filed with the SEC on December 15, 2010)
21.1	Subsidiaries of the registrant .*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .*
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2019.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty, Chief Executive Officer

