Form 10-Q
period 2019-09-30
PURA NATURALS, INC.
filed 2020-01-21
CIK 1501257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2019

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

NA.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act ☐

The number of shares of the registrant's only class of common stock issued and outstanding as of January 21, 2020 was 1,448,933,660 shares.

1

PART I

FINANCIAL INFORMATION

PURA NATURALS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$29,777
Accounts receivable, net of allowance of $33,448 and $33,448	82,768	52,001
Inventory	104,477	115,171
Prepaid expenses and other current assets	-	106,010
Total Current Assets	187,245	302,959
OTHER ASSETS
Intangible assets, net	583,225	657,950
Total Other Assets	583,225	657,950
TOTAL ASSETS	$770,470	$960,909

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$547,265	$496,213
Accrued expenses	678,136	822,622
Due to related parties	863,357	594,423
Deferred revenues	25,000	25,000
Notes payable	91,677	103,722
Convertible note payable, net of discount of $19,353 and $272,633	873,419	775,690
Derivative liabilities	410,261	1,209,150
Total Current Liabilities	3,489,115	4,026,820
TOTAL LIABILITIES	3,489,115	4,026,820

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,148,627,103 and
483,552,395 shares issued and outstanding at September 30, 2019 and December 31, 2018	1,148,626	483,551
Additional paid-in capital	12,092,684	10,362,669
Accumulated deficit	(15,959,955)	(13,912,131)
TOTAL STOCKHOLDERS' DEFICIT	(2,718,645)	(3,065,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$770,470	$960,909

The accompanying notes are an integral part of these unaudited consolidated financial statements

Pura Naturals, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$133,349	$156,486	$294,045	$301,858
Cost of goods sold	47,935	72,277	175,646	164,959
GROSS PROFIT	85,414	84,209	118,399	136,899

OPERATING EXPENSES
Selling expenses	70,489	154,472	207,262	245,372
General and administrative expenses	570,634	450,362	2,073,460	1,734,666
Total Operating Expenses	641,123	604,834	2,280,722	1,980,038
LOSS FROM OPERATIONS	(555,709)	(520,625)	(2,162,323)	(1,843,139)

OTHER INCOME (EXPENSE)
Interest expense	(120,933)	(303,106)	(501,394)	(957,959)
Change in value of derivative liability	505,679	(2,567,099)	615,893	(3,028,388)
Total Other Income (Expense)	384,746	(2,870,205)	114,499	(3,986,347)
LOSS BEFORE INCOME TAX PROVISION	(170,963)	(3,390,830)	(2,047,824)	(5,829,486)

Income tax provision	-	-	-	-

NET LOSS	$(170,963)	$(3,390,830)	$(2,047,824)	$(5,829,486)

Weighted average shares outstanding
BASIC AND DILUTED	961,726,661	137,736,958	774,134,242	78,754,180

Loss per share
BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.00)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Pura Naturals, Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	483,552,395	$483,551	$10,362,669	$(13,912,131)	$(3,065,911)

Common stock issued for notes principal and accrued interest conversions	75,383,269	75,384	67,595		142,979
Common stock issued for services and deferred compensation	220,143,169	220,143	447,472		667,615
Fair value of options			235,190		235,190
Derivative liabilities extinguished on conversion			132,530		132,530
Net loss				(392,003)	(392,003)

Balance, March 31, 2019	779,078,833	779,078	11,245,456	(14,304,134)	(2,279,600)

Common stock issued for notes principal and accrued interest conversions	41,760,000	41,760	660		42,420
Common stock issued for services	65,000,000	65,000	130,000		195,000
Fair value of options			235,190		235,190
Derivative liabilities extinguished on conversion			86,688		86,688
Net loss				(1,484,858)	(1,484,858)

Balance, June 30, 2019	885,838,833	885,838	11,697,994	(15,788,992)	(3,205,160)

Common stock issued for notes principal and accrued interest conversions	123,980,651	123,981	(12,866)		111,115
Common stock issued for services	138,807,619	138,807	152,689		291,496
Fair value of options			175,089		175,089
Derivative liabilities extinguished on conversion			79,778		79,778
Net loss				(170,963)	(170,963)

Balance, September 30, 2019	1,148,627,103	$1,148,626	$12,092,684	$(15,959,955)	$(2,718,645)

Balance, December 31, 2017	39,114,709	$39,115	$5,710,270	$(7,325,684)	$(1,576,299)

Common stock issued for notes principal and accrued interest conversions	5,317,460	5,317	204,508		209,825
Common stock issued for cash	83,333	83	4,917		5,000
Common stock issued to extend due date of convertible debt	300,000	300	25,200		25,500
Common stock issued for services	200,000	200	32,200		32,400
Fair value of options			120,567		120,567
Derivative liabilities extinguished on conversion			132,573		132,573
Net loss				(2,431,302)	(2,431,302)

Balance, March 31, 2018	45,015,502	45,015	6,230,235	(9,756,986)	(3,481,736)

Common stock issued for notes principal and accrued interest conversions	25,931,888	25,932	191,604		217,536
Fair value of options			60,101		60,101
Derivative liabilities extinguished on conversion			449,305		449,305
Net loss				(7,354)	(7,354)

Balance, June 30, 2018	70,947,390	70,947	6,931,245	(9,764,340)	(2,762,148)

Common stock issued for notes principal and accrued interest conversions	225,762,689	225,764	266,136		491,900
Fair value of options			60,101		60,101
Derivative liabilities extinguished on conversion			1,398,727		1,398,727
Net loss				(3,390,830)	(3,390,830)

Balance, September 30, 2018	296,710,079	$296,711	$8,656,209	$(13,155,170)	$(4,202,250)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Pura Naturals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(2,047,824)	$(5,829,486)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of intangible assets	74,725	75,059
Amortization of debt discounts and original issue discounts	369,280	780,632
Penalty interest resulted in principal increase	58,000	59,520
Change in fair value of derivative instruments	(615,893)	3,028,388
Fair value of options vested	645,469	240,769
Common stock issued for services	697,746	32,400
Common stock issued for convertible note due date extension	-	25,500
Change in current assets and liabilities
Accounts receivable	(30,767)	(1,628)
Inventory	10,694	(35,723)
Due from related parties	-	(20,500)
Due to related parties	268,934	143,991
Prepaid expenses and other assets	106,010	108,696
Accounts payable	51,052	148,850
Accrued expenses	317,773	742,886
Net Cash Used in Operating Activities	(94,801)	(500,646)

INVESTING ACTIVITIES
Payment for intangible assets	-	(1,950)
Net Cash Used in Investing Activities	-	(1,950)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from issuance of convertible notes payable	116,000	320,000
Proceeds from issuance of notes payable	22,515	128,500
Payments on convertible notes payable	(38,931)	-
Payments on notes payable	(34,560)	(10,316)
Net Cash Provided by Financing Activities	65,024	443,184

NET DECREASE IN CASH	(29,777)	(59,412)

CASH, BEGINNING OF PERIOD	29,777	67,422

CASH, END OF PERIOD	$-	$8,010

CASH PAID FOR:
Interest	$12,911	$4,368
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$296,514	$919,261
Debt discount for new issuances due to derivative feature of convertible note	$116,000	$320,000
Common stock issued for deferred compensation	$456,365	$-
Derivative liability extinguished on conversion	$298,996	$1,980,606

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

Pura Naturals, Inc.

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

The unaudited financial statements were prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on July 24, 2019. The results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation . FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 8,193,750 and 8,193,750 options outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

	September 30,	September 30,
	2019	2018
Options	8,193,750	8,193,750
Warrants	5,000,000	-
Convertible notes	1,599,176,689	154,137,853
Total	1,612,370,439	162,331,603

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

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

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

The Company incurred losses from operations of $2,162,323 for the nine months ended September 30, 2019 and $3,394,068 for the year ended December 31, 2018, and had an accumulated deficit of $15,959,955 at September 30, 2019. In addition, the Company used cash in operating activities of $94,801 for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 Note 4 – Intangible Assets

The following are the details of intangible assets at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Licenses	$996,346	$996,346
Trademarks	13,055	13,055
	1,009,401	1,009,401
Less accumulated amortization	(426,176)	(351,451)
	$583,225	$657,950

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

Amortization expense for the nine months ended September 30, 2019 and 2018 was $74,725 and $75,059, respectively.

The following summarizes estimated future amortization expense as of September 30, 2019 related to intangible assets:

Twelve months ending September 30:
2020	$100,883
2021	100,883
2022	100,883
2023	100,883
2024	100,883
Thereafter	78,810
$583,225

Note 5 –Related Party Transactions

The Company has balances outstanding that are due from affiliated companies and payable to affiliated companies.  These amounts are payable upon demand and are non-interest bearing.

Due to Related Parties - Advanced Innovative Recovery Technologies, Inc.

During the nine months ended September 30, 2019 and 2018, the overhead allocation charged to the Company from Advanced Innovative Recovery Technologies, Inc. a stockholder of the Company, was $90,000 and $80,000, respectively for office space provided and other items such as minor warehouse space, office / warehouse supplies and resource function allocation. In addition there was $46,186 and $60,300, respectively, of payroll allocated from AirTech to Company for the nine months ended September 30, 2019 and 2018. The amounts charged from Advanced Innovative Recovery Technologies, Inc, included in cost of goods sold was $125,082 and $110,985 of the total cost of goods sold the nine months ended September 30, 2019 and 2018, respectively. Amounts owed to Advanced Innovative Recovery Technologies, Inc as of September 30, 2019 and December 31, 2018 was $857,850 and $588,916, respectively.

Due to Related Parties – B3 LLC

B3, LLC is an inactive subsidiary of Advanced Innovative Recovery Technologies, Inc. Amount due to B3, LLC as of September 30, 2019 and December 31, 2018 was $5,507 and $5,507 respectively.

Due to Related Parties - Officers

As September 30, 2019 and December 31, 2018, the Company had $178,288 and $479,937 (which had been netted against $56,269 notes receivable and advances to the officers that the Company) of accrued salaries due to four officers which is included in accrued expenses.

Note 6 - Fair Value Measurement

Fair Value of Financial Instruments

For certain of the Company’s

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

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

The Company uses Level 3 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. At September 30, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2019
Description	September 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes and warrants	$410,261	$-	$-	$410,261

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes and warrants	$1,209,150	$-	$-	$1,209,150

The related gain (loss) on change in fair value of derivatives totaled $615,893 and $(3,028,388) for the nine months ended September 30, 2019 and 2018, respectively.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

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

The change in the fair value of the Company's derivative liabilities from December 31, 2018 to September 30, 2019 is as follows:

Derivative liability balance, December 31, 2018	$1,209,150
Discount on debt	116,000
Reclass to equity due to conversions	(298,996)
Fair value mark to market adjustments	(615,893)
Derivative liability balance, September 30, 2019	$410,261

The fair value's at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management at September 30, 2019 and December 31, 2018:

		September 30,		December 31,
		2019		2018

Stock price	$	0.002 – 0.008	$	0.003 - 0.043
Risk free rate		1.71% -2.59%		1.96% - 2.70%
Volatility		0% - 323%		93% - 455%
Conversion/ Exercise price	$	0.0004 - 0.0056	$	.0016 - 0.0093
Terms (years)		0.0027-2.17		0.0027-2.92
Dividend rate		0%		0%

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

 For the Nine Months Ended September 30, 2019

Note 8 – Convertible Notes Payable

Convertible notes payable at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Dated April 7, 2017 for $570,000; accrues interest at 0% per annum; due January 7, 2018 (the holder of the note has not declared a default); secured by 500,000 shares of the Company's common stock; convertible into common stock at 75% of the average of the 3 lowest trading prices 5 days prior to conversion (currently in default).	$18,039	$97,256
Dated July 14, 2017 for $330,000 with debt issuance costs of $30,000; accrues interest at 0% per annum; due April 17, 2018; convertible into common stock at 65% of the lowest trading price 30 days prior to conversion (currently in default).	330,000	330,000
Dated July 5, 2017 for $220,000 with debt issuance costs of $20,000; accrues interest at 8% per annum; due January 6, 2018; convertible into common stock at 60% of the average of the 3 lowest trading prices 5 days prior to conversion (currently in default).	5,458	5,458
Dated September 12, 2017 for $160,500 with debt issuance costs of $10,500; accrues interest at 12% per annum; due September 12, 2018; convertible into common stock at 50% of the lowest trading price 20 days prior to conversion (currently in default).	11,024	48,335
Dated December 18, 2017 for $125,000 with debt issuance costs of $16,250; accrues interest at 4.25% per annum; due October 23, 2018; convertible into common stock at 61% of the lowest trading price 15 days prior to conversion (currently in default).	40,000	98,674
Dated March 6, 2018 for $126,000 with debt issuance costs of $6,000; accrues interest at 8% per annum; due March 6, 2019; convertible into common stock at 60% of the lowest trading price 20 days prior to conversion (currently in default).	-	18,600
Dated October 8, 2018 for $50,000 with debt issuance costs of $1,000; accrues interest at 8% per annum; due April 8, 2019; convertible into common stock at the lower of 80% of the lowest trading price 5 days prior to conversion or $0.0065 (currently in default).	50,000	50,000
Dated October 8, 2018 for $50,000 with debt issuance costs of $1,000; accrues interest at 8% per annum; due April 8, 2019; convertible into common stock at the lower of 80% of the lowest trading price 5 days prior to conversion or $0.0065 (currently in default).	50,000	50,000
Dated October 8, 2018 for $200,000; accrues interest at 0% per annum; due April 8, 2019; convertible into common stock at 90% of the lowest trading price 5 days prior to conversion (currently in default).	200,000	200,000
Dated November 15, 2018 for $150,000 with debt issuance costs of $20,000; accrues interest at 0% per annum; due August 15, 2019; convertible into common stock at $0.005 per share. The Company also issued the investor 5,000,000 warrants in connection with this convertible note (currently in default).	87,251	150,000
Dated January 22, 2019 for $63,000 (principal balance increased by $31,500 due to a penalty provision in the convertible note agreement); accrues interest at 12% per annum; due November 15, 2019 (as of the filing date, this note has been fully converted into shares of common stock); convertible into common stock at 61% of the average of the 2 lowest trading prices 10 days prior to conversion.	21,500	-
Dated March 4, 2019 for $53,000 (principal balance increased by $26,500 due to a penalty provision in the convertible note agreement); accrues interest at 12% per annum; due December 31, 2019 (currently in default); convertible into common stock at 61% of the average of the 2 lowest trading prices 10 days prior to conversion.	79,500	-
	892,772	1,048,323
Less debt discount	(19,353)	(272,633)
	$873,419	$775,690

All of the above convertible notes payable are unsecured with the exception of the April 7, 2017 note which is secured by 500,000 shares of the Company’s common stock.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

The discounts on convertible notes payable arise from the conversion features of certain convertible notes being treated as derivative liabilities (see Note 7). In addition, the discounts also includes debt issuance costs. The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the nine months ended September 30, 2019 and 2018 amounted to $369,280 and $780,632, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations. The unamortized discount balance for these notes was $19,353 as of September 30, 2019, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance, December 31, 2018	$775,690
Issuance of new convertible notes for cash	116,000
Issuance of new convertible notes for penalty	58,000
Repayment of convertible notes in cash	(38,931)
Converted into shares of common stock	(290,620)
Debt discount on new notes	(116,000)
Amortization of debt discounts	369,280
Balance, September 30, 2019	$873,419

Note 9 – Notes Payable

Notes payable at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Dated August 10, 2018 for $52,500 with debt issuance costs of $2,500; accrues interest at 0% per annum; unsecured; due on November 10, 2018 (currently in default).	$52,500	$52,500
Dated July 10, 2018 for $50,000; accrues interest at 30% per annum; unsecured; due on January 10, 2019 (currently in default).	25,000	40,000
Dated May 21, 2018 for $28,500; secured by virtually all the Company's assets; daily repayments of $165 for 246 days	-	11,222
Dated March 26, 2019 for net proceeds of $22,515; daily repayments of $170 for 248 days; unsecured; guaranteed by an officer of the Company.	14,177	-
	$91,677	$103,722

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

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

During nine months ended September 30, 2019, the Company issued shares of common stock as follows:

•	241,123,920 shares for the conversion of $290,620 of convertible notes payable and $5,894 of accrued interest;

•	358,950,788 shares for executive compensation of $959,111 of which $502,746 was for services rendered in 2019 and $456,365 was for services rendered prior to 2019 that was previously accrued. The value of the shares were determined based on a 25% discount to the closing stock price on the grant date; and

•	65,000,000 shares to employees and consultants for services rendered of $195,000. The value of the shares was determined based on the market price on the date of issuance.

During the nine months ended September 30, 2018, the Company issued shares of common stock as follows:

•	300,000 shares valued at $25,500 for extension of due date;
•	257,012,037 shares for the conversion of $919,261 of convertible notes payable; in payment of convertible notes (See Note 8)
•	83,333 shares for $5,000 cash; and
•	200,000 shares valued at $32,400 for employment agreement.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

Stock options

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	8,193,750	$0.001	3.70
Granted	-
Forfeited	-
Exercised	-
Outstanding, September 30, 2019	8,193,750	$0.001	2.95
Exercisable, September 30, 2019	2,568,750	$0.001	2.72	$-

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $645,469 and $249,969 during nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the unamortized stock option expense was $537,145 which will be amortized to expense through October 1, 2021 and when certain milestone are met.

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

Y = the number of warrant shares that the holder elects to purchase under this warrant

A = the market price

B = exercise price

The warrants were valued for $23,347 and recorded as derivative and debt discount as the warrants were tainted by other convertible notes with variable conversion price. The intrinsic value of the 5,000,000 warrants as of September 30, 2019 is $0.

Note 11 - Concentrations

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company's total accounts receivable, as follows:

At September 30, 2019, five customer accounted for 24%, 16%, 16%, 13% and 11% of accounts receivable. At December 31, 2018, two customers accounted for 38% and 14% of accounts receivable.

Pura Naturals, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019

The Company had certain vendors whose accounts payable balances individually represented 10% or more of the Company's total accounts payables.

At September 30, 2019, one vendor accounted for 14% of accounts payable. At December 31, 2018, no vendor accounted for 10% of accounts payable.

Note 12 – Commitments and Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company's financial position.

In lieu of cash of $60,345 for outstanding attorney invoices, 6,611,200 common shares are to be issued. A liability of $60,345 was recorded as of September 30, 2019 and December 31, 2018 which will be offset when common shares are issued.

Note 13 - Subsequent Events

Subsequent to September 30, 2019 the Company had the following :

•	Issued 300,306,557 shares of common stock for the conversion of $79,100 of convertible notes and $6,036 of accrued interest.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

		Three Months Ended September 30,				Dollar	Percentage
		2019		2018		Change	Change
Sales	$	133,349	$	156,486	$	(23,137)	-14.8%
Cost of goods sold		47,935		72,277		(24,342)	-33.7%
Gross profit		85,414		84,209		1,205	1.4%
Selling expenses		70,489		154,472		(83,983)	-54.4%
General and administrative expenses		570,634		450,362		120,272	26.7%
Interest expense		120,933		303,106		(182,173)	-60.1%
Change in value of derivative liability		(505,679)		2,567,099		(3,072,778)	-119.7%

Net loss	$	(170,963)	$	(3,390,830)		3,219,867	-95.0%

Sales for the three months ended September 30, 2019 were $133,349, a decrease of $23,137 or 14.8% compared to the same period in 2018.  The decrease was due to periodic sales cycles.

Cost of goods sold for the three months ended September 30, 2019 were $47,935 a decrease of $24,342 or 33.7% compared to the same period in 2018.  The decrease in cost of goods was due to a decrease in sales. Cost of goods sold as a percentage of sales was 35.9% for the three months ended September 30, 2019 compared to 46.2% for the same period in 2018.  Cost of goods sold as a percentage of sales decreased due to increases in manufacturing efficiencies.

Selling expenses for the three months ended September 30, 2019 were $70,489 a decrease of $83,983 or 54.4% compared to the same period in 2018.  The decrease was due to a decrease in retaining outside marketing consultants and media promotions.

General and administrative expenses for the three months ended September 30, 2019 were $570,634 an increase of $120,272 or 26.7% compared to the same period in 2018. The change is due to an increase in compensation expense and professional fees.

Interest expense for the three months ended September 30, 2019 was $120,933 a decrease of $182,173 or 60.1% compared to the same period in 2018.  The decrease was mainly due to the decrease in amortization of debt discounts on the convertible notes for the three months ended September 30, 2019 compared to the same period in 2018.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Dollar	Percentage
	2019	2018	Change	Change
Sales	$294,045	$301,858	$(7,813)	(2.6%)
Cost of goods sold	175,646	164,959	10,687	6.5%
Gross profit	118,399	136,899	(18,500)	(13.5%)
Selling expenses	207,262	245,372	(38,110)	(15.5%)
General and administrative expenses	2,073,460	1,734,666	338,794	19.5%
Interest expense	501,394	957,959	(456,565)	(47.7%)
Change in value of derivative liability	(615,893)	3,028,388	(3,644,281)	(120.3%)
Net loss	$(2,047,824)	$(5,829,486)	$3,781,662	(64.9%)

Sales for the nine months ended September 30, 2019 were $294,045, a decrease of $7,813 or 2.6% compared to the same period in 2018.  The decrease was due to periodic sales cycles.

Cost of goods sold for the nine months ended September 30, 2019 were $175,646 an increase of $10,687 or 6.5% compared to the same period in 2018.  The increase in cost of goods was due to higher manufacturing costs offset by a decrease in sales. Cost of goods sold as a percentage of sales was 59.7% for the nine months ended September 30, 2019 compared to 54.6% for the same period in 2018.  Cost of goods sold increased as a percentage of sales due to an increased cost to manufacture the product.

Selling expenses for the nine months ended September 30, 2019 were $207,262 a decrease of $38,110 or 15.5% compared to the same period in 2018.  The decrease was due to a decrease in retaining outside marketing consultants and media promotions.

General and administrative expenses for the nine months ended September 30, 2019 were $2,073,460 an increase of $338,794 or 19.5% compared to the same period in 2018. The change is due to an increase in compensation expense offset by a decrease in professional fees. The decrease in professional fees is due to a decrease in fees paid to a strategic consultant.

Interest expense for the nine months ended September 30, 2019 was $501,394 a decrease of $456,565 or 47.7% compared to the same period in 2018.  The decrease was mainly due to the decrease in amortization of debt discounts on the convertible notes for the nine months ended September 30, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $0 of cash on hand..

At September 30, 2019, we had current assets of $187,245 and current liabilities of $3,489,115 resulting in a working capital deficit of $3,301,870. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $94,801 during the nine months ended September 30, 2019, compared to $500,646 in net cash used during the nine months ended September 30, 2018.  The decrease in cash used in operating activities is due a decrease in net loss and changes to non-cash expense items for the nine months ended September 30, 2019 compared to the same period in 2018.

Cash flows used by investing activities was $0 during the nine months ended September 30, 2019 compared to cash used in investing activities of $1,950 during the nine months ended September 30, 2018.  The decrease in cash used by investing activities is due to trademark acquisition in 2018.

Cash flows provided by financing activities were $65,024 during the nine months ended September 30, 2019 compared to $443,184 for the nine months ended September 30, 2018.  The decrease in cash provided by financing activities is principally due to the decrease in proceeds from the issuance of convertible debt.  For the future, we expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2019.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $2,162,323 for the nine months ended September 30, 2019 and $3,394,068 for the year ended December 31, 2018, and had an accumulated deficit of $15,959,955 at September 30, 2019. In addition, we used cash from operating activities of $94,801 for the nine months ended September 30, 2019.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures     –   As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a15(e)) as of September 30, 2019, are not effective, due to lack of segregation of duties and ineffective controls over period end financial disclosures and reporting processes, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

Changes in Internal Control over Financial Reporting   –   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is defending the Pura Naturals Pet, Pura Pet and Pura Tips trademarks in a trademark cancellation proceeding brought my Nxt Generation Pet, Inc. challenging these marks. The parties have conducted discovery and submitted evidence to the USPTO. The matter is set for hearing on the merits in 2020. The Company is optimistic that the Company will prevail in the cancellation dispute. However, at this time, no judicial determination has been made by the USPTO and the Company cannot state with certainty the likely outcome one way or another. The Company is confident that the adverse party will not obtain the marks in the cancellation proceeding or through separate application for the marks.

The Company and the law firm of Sheppard, Mullin, Richter and Hampton are involved in a legal proceeding in The Superior Court of the State of California concerning unpaid legal fees billed by the law firm to the Company. The Company and the law firm have settled. The Company agreed through settlement to pay an amount certain that is owed through monthly installment payments.

The Company and the law firm of Ellenoff, Grosman and Schole are involved in a legal proceeding in the State of New York concerning unpaid legal fees billed by the law firm to the Company. A judgment against the company was recently entered. The Company will be seeking to set aside the judgment and/or resolve this matter in the near future.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2019, the Company issued 123,980,651 shares for the conversion of $111,115 of convertible notes payable; and issued 138,807,619 shares to officers for compensation valued at $291,496.

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

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2020.

PURA NATURALS, INC.

By:	/s/ Robert Doherty
Robert Doherty, Chief Executive Officer

